Form 10-K/A
period 2020-12-31
Cohn Robbins Holdings Corp.
filed 2021-07-02
CIK 1818212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Cohn Robbins Holdings Corp.
FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

Cohn Robbins Holdings Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statement as of September 11, 2020 and as of and for the period ended September 30, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition corporations (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common shares, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period-to-period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with our initial public offering on September 11, 2020, including the 12,373,333 private placement warrants and the 27,600,000 warrants issued as part of the units sold in our initial public offering, each with an exercise price of $11.50 (collectively, the “Warrants”). As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on July 2, 2021, that the Company’s (i) financial statements and other financial data as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 and (ii) the financial statements included in the Company’s Quarterly Report on Form 10-Q as of and for the period ended September 30, 2020 and (iii) the financial statement included in the Company’s Current Report on Form 8-K, filed on September 17, 2020 (collectively, the “Affected Periods”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as a liability, with subsequent changes in its estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements for the Affected Periods in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its Quarterly Report on Form 10-Q or its Current Report on Form 8-K, filed on September 17, 2020, for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

The following item has been amended to reflect additional corporate governance disclosure required by the rules of the New York Stock Exchange:

Part III, Item 10. Directors, Executive Officers, and Corporate Governance

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K/A and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I.

References in this Annual Report on Form 10-K/A (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Cohn Robbins Holdings Corp., a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cohn Robbins Sponsor LLC, a Delaware limited liability company. References to our “initial shareholders” refer to our Sponsor and each of our independent directors.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 27,600,000 public warrants and 12,373,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations in the event the business combination is not consummated.

The SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented, or detected and corrected on a timely basis. In connection with an audit of our financial statements for the year ended December 31, 2020, we identified a defined material weakness in our inter-nal control over financial reporting due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately.

Additionally, following the issuance of the SEC Statement, on July 2, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on our previously issued audited balance sheet as of September 11, 2020, which was related to our Initial Public Offering, (ii) our unaudited quarterly financial statements as of September 30, 2020 and for the period from July 13, 2020 (inception) through September 30, 2020 and (iii) our audited financial statements as of December 31, 2020 and for the period from July 13, 2020 (inception) through December 31, 2020 (collectively, the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Due solely to the events that led to our Restatement, we have concluded that we have an additional defined material weakness in our internal controls over financial reporting.

We continue to evaluate steps to enhance our internal controls over financial reporting and remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that we will be successful in remediating the material weaknesses.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate (i) certain items on our previously issued audited balance sheet as of September 11, 2020, which was related to our Initial Public Offering, (ii) our unaudited quarterly financial statements as of September 30, 2020 and for the period from July 13, 2020 (inception) through September 30, 2020 and (iii) our audited financial statements as of December 31, 2020 and for the period from July 13, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Due solely to the events that led to our Restatement, we have concluded that we have an additional defined material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

In connection with the Initial Public Offering, we incurred offering costs of $46,191,135 (including deferred underwriting commissions of $28,980,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $828.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K/A.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Cohn Robbins Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from July 13, 2020 (inception) through December 31, 2020, we had a net loss of $48,062,630, which consisted of formation and operating expenses of $481,239, a change in fair value of the warrant liabilities of $46,778,400 and transaction costs allocable to warrants of $1,037,755, offset by interest earned on marketable securities held in the Trust Account of $234,764.

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

For the period from July 13, 2020 (inception) through December 31, 2020 net cash used in operating activities was $724,916. Net loss of $48,062,630 was offset by interest earned on marketable securities of $234,764, a non-cash charge for the change in fair value of warrant liabilities of $46,778,400, transaction costs allocable to warrants of $1,037,755 and formation expenses paid by the Sponsor of $5,000. Changes in operating assets and liabilities used $248,677 of cash from operating activities.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item

Item 8. Financial Statements and Supplementary Data

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

July 2, 2021

COHN ROBBINS HOLDINGS CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current assets
Cash	$643,949
Prepaid expenses	551,430
Total Current Assets	1,195,379

Cash and marketable securities held in Trust Account	828,234,764
TOTAL ASSETS	$829,430,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities - accrued expenses	$302,753
Warrant liabilities	73,684,266
Deferred underwriting fee payable	28,980,000
Total Liabilities	102,967,019

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 72,146,312 shares at $10.00 per share redemption value	721,463,120

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 10,653,688 shares issued and outstanding (excluding 72,146,312 shares subject to possible redemption)	1,065
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 shares issued and outstanding	2,070
Additional paid-in capital	53,059,499
Accumulated deficit	(48,062,630)
Total Shareholders’ Equity	5,000,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$829,430,143

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$481,239
Loss from operations	(481,239)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	234,764
Change in fair value of warrant liabilities	(46,778,400)
Transaction costs allocable to warrants	(1,037,755)
Other expense, net	(47,581,391)

Net Loss	$(48,062,630)

Weighted average shares outstanding of Class A redeemable ordinary shares	82,800,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	19,752,632
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(2.45)

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 13, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	20,700,000	2,070	22,930	—	25,000

Sale of 82,800,000 Units, net of underwriting discounts and offering costs	82,800,000	8,280	—	—	764,346,340	—	764,354,620

Excess of cash received over fair value of private placement warrants	—	—	—	—	10,146,134	—	10,146,134

Class A ordinary shares subject to possible redemption	(72,146,312)	(7,215)	—	—	(721,455,905)	—	(721,463,120)

Net loss	—	—	—	—	—	(48,062,630)	(48,062,630)
Balance — December 31, 2020	10,653,688	$1,065	20,700,000	$2,070	$53,059,499	$(48,062,630)	$5,000,004

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(48,062,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(234,764)
Payment of formation costs through issuance of Class B ordinary shares	5,000
Change in fair value of warrant liabilities	46,778,400
Transaction costs allocable to warrants	1,037,755
Changes in operating assets and liabilities:
Prepaid expenses	(551,430)
Accounts payable and accrued expenses	302,753
Net cash used in operating activities	(724,916)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(828,000,000)
Net cash used in investing activities	(828,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	811,440,000
Proceeds from sale of Private Placement Warrants	18,560,000
Proceeds from promissory note – related party	202,969
Repayment of promissory note – related party	(300,000)
Payments of offering costs	(534,104)
Net cash provided by financing activities	829,368,865

Net Change in Cash	643,949
Cash – Beginning	—
Cash – Ending	$643,949

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$768,482,990
Change in value of Class A ordinary shares subject to possible redemption	$(47,019,870)
Deferred underwriting fee payable	$28,980,000
Offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$20,000
Offering costs paid through promissory note – related party	$97,031

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 8, 2020. On September 11, 2020, the Company consummated the Initial Public Offering of 82,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 10,800,000 Units, at $10.00 per Unit, generating gross proceeds of $828,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,373,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to the Company’s sponsor, Cohn Robbins Sponsor LLC (the “Sponsor”), generating gross proceeds of $18,560,000, which is described in Note 5.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a Business Combination.

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

The Company’s initial shareholders have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

The Company’s initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Company’s initial shareholders or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of September 11, 2020 (audited)
Warrant Liabilities	$—	26,905,866	26,905,866
Total liabilities	29,032,041	26,905,866	55,937,907
Class A Ordinary Shares Subject to Possible Redemption	795,388,860	(26,905,870)	768,482,990
Class A Ordinary Shares	326	269	595
Additional Paid-in Capital	5,002,609	1,037,490	6,040,099
Accumulated Deficit	(5,000)	(1,037,755)	(1,042,755)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$—	23,308,266	23,308,266
Total liabilities	29,034,283	23,308,266	52,342,549
Class A Ordinary Shares Subject to Possible Redemption	795,340,660	(23,308,270)	772,032,390
Class A Ordinary Shares	327	233	560
Additional Paid-in Capital	5,050,808	(2,560,074)	2,490,734
Retained Earnings / (Accumulated Deficit)	(53,202)	2,559,845	2,506,643

Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	73,684,266	73,684,266
Total liabilities	29,282,753	73,684,266	102,967,019
Class A Ordinary Shares Subject to Possible Redemption	795,147,380	(73,684,260)	721,463,120
Class A Ordinary Shares	329	736	1,065
Additional Paid-in Capital	5,244,086	47,815,413	53,059,499
Accumulated Deficit	(246,475)	(47,816,155)	(48,062,630)
Total Shareholders’ Equity	5,000,010	(6)	5,000,004

Statement of Operations for period from July 13, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	(3,597,600)	(3,597,600)
Transaction costs allocable to warrants	—	(1,037,755)	(1,037,755)
Net income (loss)	(53,202)	2,559,845	2,506,643
Weighted average shares outstanding of Class A redeemable ordinary shares	82,800,000	—	82,800,000
Basic and diluted net income per share, Class A redeemable ordinary shares	0.00	—	0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	20,700,000	—	20,700,000
Basic and diluted net income per share, Class B non-redeemable shares	(0.00)	0.12	0.12

Statement of Operations for period from July 13, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liabilities	$—	(46,778,400)	(46,778,400)
Transaction costs allocable to warrants	—	(1,037,755)	(1,037,755)
Net loss	(246,475)	(47,816,155)	(48,062,630)
Weighted average shares outstanding of Class A redeemable ordinary shares	82,800,000	—	82,800,000
Basic and diluted net loss per share, Class A	0.00	—	0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	19,752,632	—	19,752,632
Basic and diluted net loss per share, Class B non-redeemable shares	(0.02)	(2.43)	(2.45)

Statement of Cash Flows for period from July 13, 2020 (inception) to September 30, 2020 (unaudited)
Net income (loss)	$(53,202)	2,559,845	2,506,643
Change in fair value of warrant liabilities	—	(3,597,600)	(3,597,600)
Transaction costs allocable to warrants	—	1,037,755	1,037,755
Initial classification of Class A ordinary shares subject to possible redemption	795,388,860	(26,905,870)	768,482,990
Change in value of ordinary shares subject to redemption	(48,200)	3,597,600	3,549,400

Statement of Cash Flows for period from August 20, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(246,475)	(47,816,155)	(48,062,630)
Change in fair value of warrant liabilities	—	46,778,400	46,778,400
Transaction costs associated with IPO	—	1,037,755	1,037,755
Initial classification of Class A ordinary shares subject to possible redemption	795,388,860	(26,905,870)	768,482,990
Change in value of ordinary shares subject to redemption	(241,480)	(46,778,390)	(47,019,870)

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 72,146,312 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses that were directly related to the Initial Public Offering. Offering costs amounted to $46,191,135, of which $45,153,380 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $1,037,755 were expensed to the statement of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 39,973,333 shares of Class A ordinary shares in the aggregate.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from July 13, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$234,764
Redeemable Net Earnings	$234,764
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	82,800,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(48,062,630)
Redeemable Net Earnings	(234,764)
Non-Redeemable Net Loss	$(48,297,394)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	19,752,632
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(2.45)

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature, except for the Warrants (see Note 10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 82,800,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 10,800,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 12,373,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $18,560,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

The Company’s initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 10,653,688 Class A ordinary shares issued or outstanding, excluding 72,146,312 Class A ordinary shares subject to possible redemption.

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

NOTE 9 — WARRANT LIABILITIES

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

		December 31,
	Level	2020
Liabilities:
Warrant Liabilities – Public Warrants	1	$49,680,000
Warrant Liabilities – Private Placement Warrants	3	$24,004,266

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on warrant liabilities in the statement of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

A Modified Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	At September 11, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$10.00	$10.41
Term (in years)	5.0	5.0
Volatility	15.04%	30.0%
Risk-free rate	0.26%	0.36%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 13, 2020	$—	$—	$—
Initial measurement on September 11, 2020	8,413,866	18,492,000	26,905,866
Transfer to Level 1	—	(18,492,000)	(18,492,000)
Change in fair value	15,590,400	—	15,590,400
Fair value as of December 31, 2020	$24,004,266	$—	$24,004,266

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from July 13, 2020 (inception) through December 31, 2020 was $18,492,000.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed with the objective of ensuring that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

The SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented, or detected and corrected on a timely basis. Management has concluded the Company has identified material weaknesses in internal controls (1) due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately and (2) due solely to the events that led to our restatement of our financial statements related to the accounting for warrants issued in connection with our Initial Public Offering, as described in Note 2 to the Notes to Financial Statements entitled “ Restatement of Previously Issued Financial Statements”.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that our financial statements and related financial information included in this Annual Report fairly present, in all material respects, our balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

Restatement of Previously Issued Financial Statements

On July 2, 2021, we revised our prior position on accounting for our outstanding warrants and concluded that our previously issued financial statements as of and for the period from July 13, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Audit Fees. During the period from July 13, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $93,730 for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K/A.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated September 11, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated September 8, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated September 11, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated September 11, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated September 11, 2020, between the Company and the Sponsor.
10.5(1)	Sponsor Warrants Purchase Agreement, dated September 8, 2020, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated September 8, 2020, between the Company and Clifton S. Robbins.
10.7(1)	Indemnity Agreement, dated September 8, 2020, between the Company and Gary D. Cohn.
10.8(1)	Indemnity Agreement, dated September 8, 2020, between the Company and Charles S. Kwon.
10.9(1)	Indemnity Agreement, dated September 8, 2020, between the Company and Kathryn A. Hall.
10.10(1)	Indemnity Agreement, dated September 8, 2020, between the Company and C. Robert Kidder.
10.11(1)	Indemnity Agreement, dated September 8, 2020, between the Company and Alexander T. Robertson.
10.12(1)	Indemnity Agreement, dated September 8, 2020, between the Company and Anne Sheehan.
14.01(2)	Code of Ethics and Business Conduct of Cohn Robbins Holdings Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2020.

(2)	Incorporated by reference to the Original 10-K filed on March 31, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHN ROBBINS HOLDINGS CORP.

Date: July 2, 2021	By:	/s/ Clifton S. Robbins
Clifton S. Robbins
Co-Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clifton S. Robbins
Name:	Clifton S. Robbins
Title:	Co-Chairman and Director (Principal Executive Officer)
Date:	July 2, 2021

/s/ Gary D. Cohn
Name:	Gary D. Cohn
Title:	Co-Chairman and Director
Date:	July 2, 2021

/s/ Charles S. Kwon
Name:	Charles S. Kwon
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	July 2, 2021

/s/ Kathryn A. Hall
Name:	Kathryn A. Hall
Title:	Director
Date:	July 2, 2021

/s/ C. Robert Kidder
Name:	C. Robert Kidder
Title:	Director
Date:	July 2, 2021

/s/ Alexander T. Robertson
Name:	Alexander T. Robertson
Title:	Director
Date:	July 2, 2021

/s/ Anne Sheehan
Name:	Anne Sheehan
Title:	Director
Date:	July 2, 2021