Form 10-Q
period 2021-06-30
Cohn Robbins Holdings Corp.
filed 2021-08-16
CIK 1818212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 82,800,000 Class A ordinary shares, $0.0001 par value, and 20,700,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHN ROBBINS HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$125,576	$643,949
Prepaid expenses	389,890	551,430
Total Current Assets	515,466	1,195,379

Investments held in Trust Account	828,398,269	828,234,764
TOTAL ASSETS	$828,913,735	$829,430,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – accounts payable and accrued expenses	$1,539,491	$302,753
Warrant liabilities	47,168,533	73,684,266
Deferred underwriting fee payable	28,980,000	28,980,000
Total Liabilities	77,688,024	102,967,019

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 74,622,571 and 72,146,312 shares at $10.00 per share redemption value at June 30, 2021 and December 31, 2020, respectively	746,225,710	721,463,120

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 8,177,429 and 10,653,688 shares issued and outstanding (excluding 74,622,571 and 72,146,312 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	818	1,065
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,00 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,070	2,070
Additional paid-in capital	28,297,156	53,059,499
Accumulated deficit	(23,300,043)	(48,062,630)
Total Shareholders’ Equity	5,000,001	5,000,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$828,913,735	$829,430,143

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$650,934	$1,916,651
Loss from operations	(650,934)	(1,916,651)

Other income:
Interest earned on marketable securities held in Trust Account	11,344	163,505
Change in fair value of warrant liabilities	3,749,867	26,515,733
Total other income	3,761,211	26,679,238

Net income	$3,110,277	$24,762,587

Weighted average shares outstanding, Class A redeemable ordinary shares	82,800,000	82,800,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable ordinary shares	20,700,000	20,700,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.15	$1.19

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	10,653,688	$1,065	20,700,000	$2,070	$53,059,499	$(48,062,630)	$5,000,004

Change in value of Class A ordinary shares subject to redemption	(2,165,231)	(216)	—	—	(21,652,094)	—	(21,652,310)

Net income	—	—	—	—	—	21,652,310	21,652,310

Balance – March 31, 2021 unaudited	8,488,457	$849	20,700,000	$2,070	$31,407,405	$(26,410,320)	$5,000,004

Change in value of Class A ordinary shares subject to redemption	(311,028)	(31)	—	—	(3,110,249)	—	(3,110,280)

Net income	—	—	—	—	—	3,110,277	3,110,277

Balance – June 30, 2021 unaudited	8,177,429	$818	20,700,000	$2,070	$28,297,156	$(23,300,043)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$24,762,587
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(163,505)
Change in fair value of warrant liabilities	(26,515,733)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	161,540
Accounts payable and accrued expenses	1,236,738
Net cash used in operating activities	(518,373)

Net Change in Cash	(518,373)
Cash – Beginning of period	643,949
Cash – End of period	$125,576

Non-Cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$24,762,590

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

The Company's liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $300,000 from the Sponsor pursuant to a Note agreement, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 11, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan. Based on the foregoing, the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company for the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 2, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At June 30, 2021, the majority of the assets held in the Trust Account were held in Money Market Funds. At December 31, 2020, the majority of the assets held in the Trust Account were held in US Treasury Securities. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents it’s investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.Offering costs amounted to $46,191,135, of which $45,153,380 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $1,037,755 were expensed to the condensed statements of operations.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Private Placement Warrants and the Public Warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity,” under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, the 74,622,571 and 72,146,312 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets, respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$11,344	$163,505
Redeemable Net Earnings	$11,344	$163,505
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	82,800,000	82,800,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$3,110,277	$24,762,587
Less: Redeemable Net Earnings	(11,344)	(163,505)
Non-Redeemable Net Income	$3,098,933	$(24,599,082)
Denominator: Weighted Average Non-Redeemable B Ordinary Shares (1)
Non-Redeemable B Ordinary Shares, Basic and Diluted	20,700,000	20,700,000
Income/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$0.15	$1.19

(1)	For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

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

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (See Note 9).Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 8, 2020, to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At June 30, 2021 and December 31, 2020, there was $30,000 and $40,000 of such fees included in accounts payable and accrued expenses in the condensed balance sheets.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Registration and Shareholder Rights

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,177,429 and 10,653,688 Class A ordinary shares issued and outstanding, excluding 74,622,571 and 72,146,312 Class A ordinary shares subject to possible redemption, respectively.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 20,700,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2021 and December 31, 2020, there were 27,600,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2021 and December 31, 2020, there were 12,373,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2021, assets held in the Trust Account were comprised of $828,398,269 in a money market fund, which primarily invest in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $925 in cash and $828,233,839 in U.S. Treasury Bills. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding gains and fair value of held-to-maturity securities at December 31, 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/11/2021)	1	$828,233,839	$26,898	$828,260,707

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	Level	December 31, 2020
Assets:
U.S. Treasury Securities – Money Market Fund	1	$828,398,269	1	$—
U.S. Treasury Securities (Matured on 3/11/2021)	1	$—	1	$828,260,707

Liabilities:
Warrant liabilities – Public Warrants	1	$32,568,000	1	$49,680,000
Warrant liabilities – Private Placement Warrants	2	$14,600,533	3	$24,004,266

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

At December 31, 2020 The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility was implied from the Company’s own Public Warrant pricing. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. At June 30, 2021 of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Stock price	$10.41
Exercise price	$11.50
Expected Term (in years)	5.0
Volatility	30.0%
Risk-free rate	0.36%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$24,004,266
Change in fair value	(9,403,733)
Transfer to Level 2	(14,600,533)
Fair value as of June 30, 2021	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $14,600,533.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of $3,110,277, which consists of the change in fair value of warrant liabilities of $3,749,867, and interest income on marketable securities held in the Trust Account of $11,344, offset by general and administrative expenses of $650,934.

For the six months ended June 30, 2021, we had net income of $24,762,587, which consists of the change in fair value of warrant liabilities of $26,515,733, and interest income on marketable securities held in the Trust Account of $163,505, offset by general and administrative expenses of $1,916,651.

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

For the six months ended June 30, 2021, cash used in operating activities was $518,373. Net income of $24,762,587 was affected by interest earned on marketable securities held in the Trust Account of $163,505 and a non-cash charge for the change in fair value of warrant liabilities of $26,515,733. Changes in operating assets and liabilities provided $1,398,278 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $828,398,269 consisting of money market funds, which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $125,576. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July 2, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHN ROBBINS HOLDINGS CORP.

Date: August 16, 2021	By:	/s/ Clifton S. Robbins
	Name:	Clifton S. Robbins
	Title:	Co-Chairman and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Charles S. Kwon
	Name:	Charles S. Kwon
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)