Form 10-Q
period 2021-09-30
Cohn Robbins Holdings Corp.
filed 2021-11-15
CIK 1818212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 82,800,000 Class A ordinary shares, $0.0001 par value, and 20,700,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHN ROBBINS HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Condensed Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from July 13, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the Period from July 13, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from July 13, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23

Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

Part III. Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	Revised
ASSETS
Current assets
Cash	$107,229	$643,949
Prepaid expenses	319,205	551,430
Total Current Assets	426,434	1,195,379

Cash and investments held in Trust Account	828,410,996	828,234,764
TOTAL ASSETS	$828,837,430	$829,430,143

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,899,577	$302,753
Advance from related parties	140,075	—
Convertible promissory note - related party	357,448	—
Total Current Liabilities	2,397,100	302,753

Warrant liabilities	36,375,733	73,684,266
Deferred underwriting fee payable	28,980,000	28,980,000
Total Liabilities	67,752,833	102,967,019

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 82,800,000 shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	828,000,000	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 82,800,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,070	2,070
Accumulated deficit	(66,917,473)	(101,538,946)
Total Shareholders’ Deficit	(66,915,403)	(101,536,876)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$828,837,430	$829,430,143

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from July 13, 2020 (Inception) through September 30,
	2021	2021	2020
General and administrative expenses	$946,641	$2,863,292	$87,982
Loss from operations	(946,641)	(2,863,292)	(87,982)

Other income (loss):
Interest earned on marketable securities held in Trust Account	12,727	176,232	34,780
Change in fair value of warrant liabilities	10,792,800	37,308,533	3,597,600
Transaction costs associated with Initial Public Offering	—	—	(1,037,755)
Total other income, net	10,805,527	37,484,765	2,594,625

Net income	$9,858,886	$34,621,473	$2,506,643

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	82,800,000	20,939,241
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.10	$0.33	$0.06
Basic and diluted weighted average shares outstanding of Class B ordinary shares	20,700,000	20,700,000	18,649,367
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.10	$0.33	$0.06

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

REVISED

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	20,700,000	$2,070	$—	$(101,538,946)	$(101,536,876)

Net income	—	—	—	—	—	21,652,310	21,652,310

Balance – March 31, 2021 (unaudited)	—	$—	20,700,000	$2,070	$—	$(79,886,636)	$(79,884,566)

Net income	—	—	—	—	—	3,110,277	3,110,277

Balance – June 30, 2021 (unaudited)	—	$—	20,700,000	$2,070	$—	$(76,776,359)	$(76,774,289)

Net income	—	—	—	—	—	9,858,886	9,858,886

Balance – September 30, 2021 (unaudited)	—	$—	20,700,000	$2,070	$—	$(66,917,473)	$(66,915,403)

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 13, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	20,700,000	2,070	22,930	—	25,000

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	10,146,134	—	10,146,134

Accretion of Class A Ordinary Shares Subject to Redemption	—	—	—	—	(10,169,064)	(53,476,316)	(63,645,380)

Net income	—	—	—	—	—	2,506,643	2,506,643

Balance – September 30, 2020 (unaudited)	—	$—	20,700,000	$2,070	$—	$(50,969,673)	$(50,967,603)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from July 13, 2020 (Inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$34,621,473	$2,506,643
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Transaction costs associated with Initial Public Offering	—	1,037,755
Interest earned on investments held in Trust Account	(176,232)	(34,780)
Change in fair value of warrant liabilities	(37,308,533)	(3,597,600)
Changes in operating assets and liabilities:
Prepaid expenses	232,225	(30,550)
Accrued expenses	1,596,824	54,283
Net cash used in operating activities	(1,034,243)	(59,249)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(828,000,000)
Net cash used in operating activities	—	(828,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	811,440,000
Proceeds from sale of Private Placement Warrants	—	18,560,000
Advances from related party	140,075	—
Proceeds from Convertible Promissory Note – related party	357,448	202,969
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(534,104)
Net cash provided by operating activities	497,523	829,368,865

Net Change in Cash	(536,720)	1,309,616
Cash – Beginning	643,949	—
Cash – Ending	$107,229	$1,309,616

Non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Offering costs paid by through promissory note	$—	$97,031
Deferred underwriting fee payable	$—	$28,980,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

The Company's liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 6), a loan of approximately $300,000 from the Sponsor pursuant to a Note agreement, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced in Note 6, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of September 30, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $357,448. Based on the foregoing, the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 11, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of September 11, 2022.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment of $63,645,380 to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet, filed with SEC as of September 11, 2020, Form 10-K Filed with SEC for the year ended December 31, 2020 and Form 10-Q’s previously filed with the SEC for quarters ended September 30, 2020, March 31, 2021 and June 30,2021 will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A shares subject to possible redemption	$721,463,120	$106,536,880	$828,000,000
Class A ordinary shares	$1,065	$(1,065)	$—
Additional paid-in capital	$53,059,499	$(53,059,499)	$—
Accumulated deficit	$(48,062,630)	$(53,476,316)	$(101,538,946)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(106,536,880)	$(101,536,876)

Statement of Operations for the period from July 13, 2020 (inception) through September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	82,800,000	(61,860,759)	20,939,241
Basic and diluted net income per share, Class A ordinary shares	—	0.06	0.06
Basic and diluted weighted average shares outstanding, Class B ordinary shares	20,700,000	(2,050,633)	18,649,367
Basic and diluted net income per share, Class B ordinary shares	0.12	(0.06)	0.06

Statement of Cash Flows for the period from July 13, 2020 (inception) through September 30, 2020 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$768,482,990	$(768,482,990)	$—
Change in value of Class A ordinary shares subject to possible redemption	$3,549,400	$(3,549,400)	$—

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 2, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At September 30, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. At December 31, 2020, the majority of the assets held in the Trust Account were held in US Treasury Securities. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued amounting to $45,153,380 were charged to temporary equity. Offering costs amounting to $1,037,755 were allocated to warrant liabilities and were expensed to the statement of operations.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Private Placement Warrants and the Public Warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity,” under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for both the Public and Private Placement warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, the 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$828,000,000
Less:
Proceeds allocated to fair value of Public Warrants	$(18,492,000)
Class A ordinary shares issuance costs	$(45,153,380)
Plus:
Accretion of carrying value to redemption value	$63,645,380

Class A ordinary shares subject to possible redemption	$828,000,000

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 39,973,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise price of the warrants is greater than the average market price for the period and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 13, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$7,887,109	$1,971,777	$27,697,178	$6,924,295	$1,325,816	$1,180,827
Denominator:
Basic and diluted weighted average shares outstanding	82,800,000	20,700,000	82,800,000	20,700,000	20,939,241	18,649,367

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.33	$0.33	$0.06	$0.06

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

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (See Note 9). Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 82,800,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 10,800,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 10).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 12,373,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $18,560,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Amount Due to Sponsor

During the nine-month period ending September 30, 2021, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheet as advances to Sponsor. The advances are non-interest bearing and are payable on demand. At September 30, 2021 the Company had advances owed to the Sponsor in the amount of $140,075. At December 31, 2020, there were no advances owed to the Sponsor.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 8, 2020, to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the period from July 13, 2020 (inception) through September 30, 2020, the Company incurred and paid $10,000 in fees for these services. At September 30, 2021 and December 31, 2020, there was $60,000 and $40,000 of such fees included in accounts payable and accrued expenses in the condensed balance sheets, respectively.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Convertible Promissory Note

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

On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced above, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of September 30, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $357,448.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, 82,800,000 shares of Class A ordinary shares issued and outstanding were ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 20,700,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021 and December 31, 2020, there were 27,600,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2021 and December 31, 2020, there were 12,373,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $828,410,996 in a money market fund, which primarily invest in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $925 in cash and $828,233,839 in U.S. Treasury Bills. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding gains and fair value of held-to-maturity securities at December 31, 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/11/2021)	1	$828,233,839	$26,898	$828,260,707

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	Level	December 31, 2020
Assets:
U.S. Treasury Securities – Money Market Fund	1	$828,410,996	1	$—
U.S. Treasury Securities (Matured on 3/11/2021)	1	$—	1	$828,260,707

Liabilities:
Warrant liabilities – Public Warrants	1	$25,116,000	1	$49,680,000
Warrant liabilities – Private Placement Warrants	2	$11,259,733	3	$24,004,266

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

At December 31, 2020, the Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility was implied from the Company’s own Public Warrant pricing. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. At September 30, 2021 of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Stock price	$10.41
Exercise price	$11.50
Expected Term (in years)	5.0
Volatility	30.0%
Risk-free rate	0.36%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$24,004,266
Change in fair value	(9,403,733)
Transfer to Level 2	(14,600,533)
Fair value as of September 30, 2021	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $14,600,533.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $9,858,886, which consists of the change in fair value of warrant liabilities of $10,792,800, and interest income on marketable securities held in the Trust Account of $12,727, offset by general and administrative expenses of $946,641.

For the nine months ended September 30, 2021, we had net income of $34,621,473, which consists of the change in fair value of warrant liabilities of $37,308,533, and interest income on marketable securities held in the Trust Account of $176,232, offset by general and administrative expenses of $2,863,292.

For the period from July 13, 2020 (inception) through September 30, 2020, we had net income of $2,594,625, which consists of the change in fair value of warrant liabilities of $3,597,600 and interest income on marketable securities held in the Trust Account of $34,780, offset by formation and operational costs of $87,982 and transaction costs associated with the Initial Public Offering of $1,037,775.

Liquidity and Going Concern

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,034,243. Net income of $34,621,473 was affected by interest earned on marketable securities held in the Trust Account of $176,232 and a non-cash charge for the change in fair value of warrant liabilities of $37,308,533. Changes in operating assets and liabilities provided $1,829,049 of cash for operating activities.

For the period from July 13, 2020 (inception) through September 30, 2020, cash used in operating activities was $59,249. Net income of $2,506,643 was affected by the formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000, interest earned on marketable securities held in the Trust Account of $34,780, a non-cash charge for the change in fair value of warrant liabilities of $3,597,600, and transaction costs associated with the Initial Public Offering of $1,037,755. Changes in operating assets and liabilities provided $23,733 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $828,410,996 consisting of money market funds, which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $107,229. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 11, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of September 11, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for both the Public and Private Placement Warrants.

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

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

COHN ROBBINS HOLDINGS CORP.

Date: November 15, 2021	By:	/s/ Clifton S. Robbins
	Name:	Clifton S. Robbins
	Title:	Co-Chairman and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Charles S. Kwon
	Name:	Charles S. Kwon
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)