Form 10-K/A
period 2020-12-31
Cohn Robbins Holdings Corp.
filed 2021-12-17
CIK 1818212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 17, 2021, there were 82,800,000 Class A ordinary shares, $0.0001 par value and 20,700,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Cohn Robbins Holdings Corp.
FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Cohn Robbins Holdings Corp. unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Cohn Robbins Holdings Corp., as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on July 2, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on September 11, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

On December 17, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management that the Company’s previously issued (i) audited balance sheet as of September 11, 2020 (the "Post IPO Balance Sheet"), (ii) audited financial statements as of December 31, 2020 and for the period from July 13, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 2, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position and the cash held in the trust account.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Cohn Robbins Holdings Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

The SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented, or detected and corrected on a timely basis. In connection with an audit of our financial statements for the year ended December 31, 2020, we identified a defined material weakness in our internal control over financial reporting due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately.

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

In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares.

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

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate (i) certain items on our previously issued audited balance sheet as of September 11, 2020, which was related to our Initial Public Offering, (ii) our unaudited quarterly financial statements as of September 30, 2020 and for the period from July 13, 2020 (inception) through September 30, 2020 and (iii) our audited financial statements as of December 31, 2020 and for the period from July 13, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Due solely to the events that led to our Restatement, we have concluded that we have an additional defined material weakness in our internal controls over financial reporting.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per ordinary share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value. (see Note 2 and Note 3)

Recent Accounting Standards

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

COHN ROBBINS HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Cohn Robbins Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cohn Robbins Holdings Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 13, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 13, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 and Note 3 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 11, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

July 2, 2021, except for changes restated Note 2 and Note 3 which is dated December 17, 2021

COHN ROBBINS HOLDINGS CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED– SEE NOTE 2)

ASSETS
Current assets
Cash	$643,949
Prepaid expenses	551,430
Total Current Assets	1,195,379

Cash and marketable securities held in Trust Account	828,234,764
TOTAL ASSETS	$829,430,143

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Current liabilities - accrued expenses	$302,753
Warrant liabilities	73,684,266
Deferred underwriting fee payable	28,980,000
Total Liabilities	102,967,019

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 82,800,000 shares, issued and outstanding, at $10.00 per share redemption value	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 82,800,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 shares issued and outstanding	2,070
Additional paid-in capital	—
Accumulated deficit	(101,538,946)
Total Shareholders’ Deficit	(101,536,876)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$829,430,143

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

Formation and operating costs	$481,239
Loss from operations	(481,239)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	234,764
Change in fair value of warrant liabilities	(46,778,400)
Transaction costs allocable to warrants	(1,037,755)
Other expense, net	(47,581,391)

Net Loss	$(48,062,630)

Weighted average shares outstanding of Class A ordinary shares	53,747,368
Basic and diluted net loss per share, Class A ordinary shares	$(0.65)

Weighted average shares outstanding of Class B ordinary shares	19,752,632
Basic and diluted net loss per share, Class B ordinary shares	$(0.65)

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 13, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	20,700,000	2,070	22,930	—	25,000

Sale of 12,373,333 private placement units, Excess of cash received	—	—	—	—	10,146,134	—	10,146,134

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,169,064)	(53,476,316)	(63,645,380)

Net loss	—	—	—	—	—	(48,062,630)	(48,062,630)
Balance — December 31, 2020	—	$—	20,700,000	$2,070	$—	$(101,538,946)	$(101,536,876)

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 2, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on September 11, 2020 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on July 2, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of September 11, 2020 is presented below.

Balance Sheet as of September 11, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$768,482,990	$59,517,010	$828,000,000
Class A ordinary shares	$595	$(595)	$—
Additional paid-in capital	$6,040,099	$(6,040,099)	$—
Accumulated deficit	$(1,042,755)	$(53,476,316)	$(54,519,071)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(59,517,010)	$(54,517,001)
Number of shares subject to redemption	76,848,299	5,951,701	82,800,000

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

The impact of the restatement on the audited balance sheet as of September 30, 2020 is presented below:

Balance Sheet as of September 30, 2020 (unaudited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$772,032,390	$55,967,610	$828,000,000
Class A ordinary shares	$560	$(560)	$—
Additional paid-in capital	$2,490,734	$(2,490,734)	$—
Accumulated deficit	$2,506,643	$(53,476,316)	$(50,969,673)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(55,967,610)	$(50,967,603)
Number of shares subject to redemption	77,203,239	5,596,761	82,800,000

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

Balance Sheet as of December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$721,463,120	$106,536,880	$828,000,000
Class A ordinary shares	$1,065	$(1,065)	$—
Additional paid-in capital	$53,059,499	$(53,059,499)	$—
Accumulated deficit	$(48,062,630)	$(53,476,316)	$(101,538,946)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(106,536,880)	$(101,536,876)
Number of shares subject to redemption	72,146,312	10,653,688	82,800,000

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period three months ended September 30, 2020:

Statement of Operations for the three months ending September 30, 2020 (unaudited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	82,800,000	(61,860,759)	20,939,241
Basic and diluted net loss per share, Class A ordinary shares	$—	$0.06	$0.06
Weighted average shares outstanding of Class B ordinary shares	20,700,000	(2,050,633)	18,649,367
Basic and diluted loss income per share, Class B ordinary shares	$0.12	$(0.06)	$0.06

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period ended September 30, 2020:

Statement of Operations for the period from July 13, 2020 (inception) through September 30, 2020 (unaudited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	82,800,000	(61,860,759)	20,939,241
Basic and diluted net loss per share, Class A ordinary shares	$—	$0.06	$0.06
Weighted average shares outstanding of Class B ordinary shares	20,700,000	(2,050,633)	18,649,367
Basic and diluted loss income per share, Class B ordinary shares	$0.12	$(0.06)	$0.06

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period ended December 31, 2020:

Statement of Operations for the period July 13, 2020 (inception) through December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	82,800,000	(29,052,632)	53,747,368
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.65)	$(0.65)
Weighted average shares outstanding of Class B ordinary shares	19,752,632	—	19,752,632
Basic and diluted loss income per share, Class B ordinary shares	$(2.45)	$1.80	$(0.65)

The impact of the restatement on the audited Statement of Shareholders’ Equity (Deficit) is presented below:

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Period from July 13, 2020 (Inception) through December 31, 2020 (Audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Sale of 82,800,000 Units, net of underwriter discounts and offering expenses	$764,354,620	$(764,354,620)	$—
Initial value of ordinary shares subject to redemption	$(721,463,120)	$721,463,120	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(63,645,380)	$(63,645,380)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(106,536,880)	$(101,536,876)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended September 30, 2020, is presented below:

Statement of Cash Flows for the period from July 13, 2020 (inception) through December 31, 2020 (unaudited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$768,482,990	$(768,482,990)	$—
Change in value of Class A ordinary shares subject to possible redemption	$3,549,400	$(3,549,400)	$—

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Statement of Cash Flows for the period from July 13, 2020 (inception) through December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$768,482,990	$(768,482,990)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(47,019,870)	$47,019,870	$—

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 11, 2022 to consummate the proposed Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by September 11, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. (see Note 2)

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$828,000,000
Less:
Proceeds allocated to Public Warrants	(18,492,000)
Class A ordinary shares issuance costs	(45,153,380)
Plus:
Accretion of carrying value to redemption value	63,645,380

Class A ordinary shares subject to possible redemption	$828,000,000

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses that were directly related to the Initial Public Offering. Offering costs amounted to $46,191,135, of which $45,153,380 were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering and $1,037,755 were expensed to the statement of operations.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(As Restated)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 39,973,333 Class A ordinary shares in the aggregate. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For The Period From July 13, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(35,146,121)	$(12,916,509)
Denominator:
Basic and diluted weighted average shares outstanding	53,747,368	19,752,632

Basic and diluted net loss per ordinary share	$(0.65)	$(0.65)

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

NOTE 8 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 82,800,000 Class A ordinary shares issued or outstanding, which are subject to possible redemption and therefore classified as temporary equity.

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2 and Note 3, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants, revalue the Company’s Class A ordinary shares subject to possible redemption and restate its earnings per share calculation as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020. This material weakness resulted in the restatement of the Company’s balance sheet as of September 11, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for complex financial instruments and concluded that our previously issued financial statements as of and for the period from July 13, 2020 (inception) through December 31, 2020 should not be relied on. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

COHN ROBBINS HOLDINGS CORP.

Date: December 17, 2021	By:	/s/ Clifton S. Robbins
Clifton S. Robbins
Co-Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clifton S. Robbins
Name:	Clifton S. Robbins
Title:	Co-Chairman and Director (Principal Executive Officer)
Date:	December 17, 2021

/s/ Gary D. Cohn
Name:	Gary D. Cohn
Title:	Co-Chairman and Director
Date:	December 17, 2021

/s/ Charles S. Kwon
Name:	Charles S. Kwon
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	December 17, 2021

/s/ Kathryn A. Hall
Name:	Kathryn A. Hall
Title:	Director
Date:	December 17, 2021

/s/ C. Robert Kidder
Name:	C. Robert Kidder
Title:	Director
Date:	December 17, 2021

/s/ Alexander T. Robertson
Name:	Alexander T. Robertson
Title:	Director
Date:	December 17, 2021

/s/ Anne Sheehan
Name:	Anne Sheehan
Title:	Director
Date:	December 17, 2021