Form 10-Q/A
period 2021-09-30
Cohn Robbins Holdings Corp.
filed 2021-12-17
CIK 1818212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 17, 2021, there were 82,800,000 Class A ordinary shares, $0.0001 par value, and 20,700,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHN ROBBINS HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from July 13, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the Period from July 13, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from July 13, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Interim Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24

Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

Part III. Signatures	27

i

EXPLANATORY NOTE

Cohn Robbins Holdings, Corp. (the “Company,” “CRHC,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. The three months ended March 31, 2021 and the three and six months ended June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form 10-Q/A. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 17, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	Restated
ASSETS
Current assets
Cash	$107,229	$643,949
Prepaid expenses	319,205	551,430
Total Current Assets	426,434	1,195,379

Cash and investments held in Trust Account	828,410,996	828,234,764
TOTAL ASSETS	$828,837,430	$829,430,143

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,899,577	$302,753
Advance from related parties	140,075	—
Convertible promissory note - related party	357,448	—
Total Current Liabilities	2,397,100	302,753

Warrant liabilities	36,375,733	73,684,266
Deferred underwriting fee payable	28,980,000	28,980,000
Total Liabilities	67,752,833	102,967,019

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 82,800,000 shares, issued and outstanding, at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	828,000,000	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 82,800,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,070	2,070
Accumulated deficit	(66,917,473)	(101,538,946)
Total Shareholders’ Deficit	(66,915,403)	(101,536,876)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$828,837,430	$829,430,143

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

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021, as restated (see Note 2)	—	$—	20,700,000	$2,070	$—	$(101,538,946)	$(101,536,876)

Net income	—	—	—	—	—	21,652,310	21,652,310

Balance – March 31, 2021 (unaudited), as restated (see Note 2)	—	$—	20,700,000	$2,070	$—	$(79,886,636)	$(79,884,566)

Net income	—	—	—	—	—	3,110,277	3,110,277

Balance – June 30, 2021 (unaudited), as restated (see Note 2)	—	$—	20,700,000	$2,070	$—	$(76,776,359)	$(76,774,289)

Net income	—	—	—	—	—	9,858,886	9,858,886

Balance – September 30, 2021 (unaudited)	—	$—	20,700,000	$2,070	$—	$(66,917,473)	$(66,915,403)

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – July 13, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	20,700,000	2,070	22,930	—	25,000

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	10,146,134	—	10,146,134

Accretion of Class A Ordinary Shares Subject to Redemption	—	—	—	—	(10,169,064)	(53,476,316)	(63,645,380)

Net income	—	—	—	—	—	2,506,643	2,506,643

Balance – September 30, 2020 (unaudited), as restated (see Note 2)	—	$—	20,700,000	$2,070	$—	$(50,969,673)	$(50,967,603)

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

Liquidity and Going Concern

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 6), a loan of approximately $300,000 from the Sponsor pursuant to a Note agreement, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced in Note 6, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of September 30, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $357,448. Based on the foregoing, the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 11, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of September 11, 2022.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment, it had improperly classified certain of its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results. The impact of the restatement on the Company’s historical financial statements is reflected in the following table.

Condensed Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	Restated
Class A ordinary shares subject to possible redemption	$743,115,430	$84,884,570	$828,000,000
Class A ordinary shares	$849	$(849)	$—
Additional paid-in capital	$31,407,405	$(31,407,405)	$—
Accumulated deficit	$(26,410,320)	$(53,476,316)	$(79,886,636)
Total shareholders’ equity (deficit)	$5,000,004	$(84,884,570)	$(79,884,566)

Condensed Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	Restated
Class A ordinary shares subject to possible redemption	$746,225,710	$81,774,290	$828,000,000
Class A ordinary shares	$818	$(818)	$—
Additional paid-in capital	$28,297,156	$(28,297,156)	$—
Accumulated deficit	$(23,300,043)	$(53,476,316)	$(76,776,359)
Total shareholders’ equity (deficit)	$5,000,001	$(81,774,290)	$(76,774,289)

Condensed Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	Restated
Change in value of Class A ordinary shares subject to possible redemption	$(21,652,310)	$21,652,310	$—
Total shareholders’ equity (deficit)	$5,000,004	$(84,884,570)	$(79,884,566)

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Condensed Statement of Changes in Shareholders’ Equity for the three months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	Restated
Change in value of Class A ordinary shares subject to redemption	$(3,110,280)	$3,110,280	$—
Total shareholders’ equity (deficit)	$5,000,001	$(81,774,290)	$(76,774,289)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	Restated
Change in value of Class A ordinary shares subject to possible redemption	$21,652,310	$(21,652,310)	$—

Condensed Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	Restated
Change in value of Class A ordinary shares subject to possible redemption	$24,762,590	$(24,762,590)	$—

Condensed Statement of Operations for the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary redeemable shares	82,800,000	—	82,800,000
Basic and diluted net income per ordinary share, Class A ordinary redeemable shares	$—	$0.21	$0.21
Weighted average shares outstanding of Class B ordinary non-redeemable shares	20,700,000	—	20,700,000
Basic and diluted net income per ordinary share, Class B ordinary non-redeemable shares	$1.04	$(0.83)	$0.21

Condensed Statement of Operations for the three months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary redeemable shares	82,800,000	—	82,800,000
Basic and diluted net income per ordinary share, Class A ordinary redeemable shares	$—	$0.03	$0.03
Weighted average shares outstanding of Class B ordinary non-redeemable shares	20,700,000	—	20,700,000
Basic and diluted net income per ordinary share, Class B ordinary non-redeemable shares	$0.15	$(0.12)	$0.03

Condensed Statement of Operation for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A ordinary redeemable shares	82,800,000	—	82,800,000
Basic and diluted net income per ordinary share, Class A ordinary redeemable shares	$—	$0.24	$0.24
Weighted average shares outstanding of Class B ordinary non-redeemable shares	20,700,000	—	20,700,000
Basic and diluted net income per ordinary share, Class B ordinary non-redeemable shares	$1.19	$(0.95)	$0.24

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A No. 2 for the period ended December 31, 2020, as filed with the SEC on December 17, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 39,973,333 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise price of the warrants is greater than the average market price for the period and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement as discussed in Note 2.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 11, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of September 11, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Previously following the issuance of the SEC Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification of the warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

COHN ROBBINS HOLDINGS CORP.

Date: December 17, 2021	By:	/s/ Clifton S. Robbins
	Name:	Clifton S. Robbins
	Title:	Co-Chairman and Director
(Principal Executive Officer)

Date: December 17, 2021	By:	/s/ Charles S. Kwon
	Name:	Charles S. Kwon
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)