Form 10-K
period 2021-12-31
Cohn Robbins Holdings Corp.
filed 2022-03-01
CIK 1818212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was approximately $815,580,000.

As of March 1, 2022, there were 82,800,000 Class A ordinary shares, $0.0001 par value and 20,700,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHN ROBBINS HOLDINGS CORP.
FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2021
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed Business Combination (as defined below) with SAZKA Entertainment AG. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination, including our recently announced proposed Business Combination with SAZKA Entertainment AG;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance;

●	our compliance with all laws, rules, regulations, and requirements that affect our business, including those related to us being a large accelerated filer and our obligations under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement included in a Registration Statement on Form F-4 that will be filed with the SEC relating to our proposed Business Combination with SAZKA Entertainment AG (the “SAZKA Disclosure Statement”).

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 12,373,333 warrants (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor (the “Private Placement”), generating gross proceeds of $18,560,000.

Upon the closing of the Initial Public Offering and the sale of Private Placement Warrants, $828.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earliest of: (i) the completion of an initial Business Combination and (ii) the distribution of the funds in the Trust Account to our shareholders, as described below.

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

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. Our entire activity from inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

Proposed SAZKA Business Combination

On January 20, 2022, we, SAZKA Entertainment AG, a Swiss stock corporation (Aktiengesellschaft) (“SAZKA”), Allwyn Entertainment AG, a Swiss stock corporation (Aktiengesellschaft) (“Swiss NewCo”), Allwyn US HoldCo LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Swiss NewCo (“US HoldCo”), and Allwyn Sub LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of US HoldCo (“DE Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”).

The Business Combination Agreement and the transactions contemplated thereby (together, the “SAZKA Business Combination”) were approved by the boards of directors of each of our Company, Swiss NewCo and SAZKA, respectively, and by the members of US HoldCo and DE Merger Sub. The consummation of the proposed SAZKA Business Combination is subject to certain conditions further described in the Business Combination Agreement.

For more information about the Business Combination Agreement, certain related agreements and the proposed SAZKA Business Combination, see our Current Report on Form 8-K filed with the SEC on January 25, 2022 and the SAZKA Disclosure Statement included in a Registration Statement on Form F-4 that will be filed with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed SAZKA Business Combination and does not contain the risks associated with the proposed SAZKA Business Combination. Such risks and effects relating to the proposed SAZKA Business Combination will be included in the SAZKA Disclosure Statement.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. If the proposed SAZKA Business Combination is not consummated, we intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

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

Each of our directors and officers directly or indirectly own Founder Shares (as defined in Part II, Item 5) and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination, including the proposed SAZKA Business Combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from the Initial Public Offering and sale of the Private Placement Warrants, if the proposed SAZKA Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Human Capital Management

Other than Mr. Robbins who intends to devote substantially all of his business time to our company, we do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed SAZKA Business Combination and, if the proposed SAZKA Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Available Information

Our corporate website is www.cohnrobbins.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge via EDGAR through the SEC’s website (www.sec.gov) and our corporate website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed SAZKA Business Combination, see the “Risk Factors” section of the SAZKA Disclosure Statement that will be filed with the SEC.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

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

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them in favor of our initial Business Combination (including with respect to the proposed Business Combination with SAZKA, as discussed further on the SAZKA Disclosure Statement). As a result, in addition to our initial shareholders’ Founder Shares, we would need 31,050,001, or 37.5% (assuming all issued and outstanding shares are voted), or 5,175,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 82,800,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved (or, in the case of the proposed Business Combination with SAZKA, which requires that two-thirds of votes case be voted in favor of the proposed Business Combination, 48,300,000 or 58.33% of the 82,800,000 public shares sold in the Initial Public Offering). Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including a result of terrorist attacks, natural disasters, global hostilities or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and crossborder transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders or warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

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

Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination or complete our initial Business Combination.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the proceeds from the Initial Public Offering, the promissory note issued by us on September 1, 2021 to our Sponsor in an aggregate amount of $1,000,000 (the “Convertible Promissory Note”) and other potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated (other than the Convertible Promissory Note) to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

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

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our initial Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within 24 months of the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed our initial Business Combination by the Combination Period, or able to complete another business combination by such date, in each case, as such date may be extended pursuant to our amended and restated articles of memorandum and articles of association, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Public Warrants, which will expire worthless if we fail to complete our initial business combination by the Combination Period, unless extended pursuant to our amended and restated memorandum and articles of association. Our Initial Shareholders and our other officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if Cohn Robbins fails to complete our initial Business Combination by the Combination Period (or, if extended pursuant to our amended and restated memorandum and articles of association, such later date), and therefore would not be entitled to the same consideration as the other public shares in the event our initial Business Combination is not completed by the Combination Period (or, if extended pursuant to Cohn Robbins’ amended and restated memorandum and articles of association, such later date).

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our Founder Shares may remove a member of our board of directors for any reason.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view and, in the case of the proposed Business Combination with SAZKA, an opinion was not so obtained. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

The underwriters from our Initial Public Offering and any of their affiliates have been engaged to provide additional services to us. The underwriters from the Initial Public Offering are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the Persons acting as underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.

We have engaged the underwriters from our Initial Public Offering and their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions in connection with our Initial Public Offering that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2021, there were 377,226,667 and 29,300,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of our public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination or reincorporation may involve a jurisdiction which may impose, or may result in, taxes imposed on shareholders or warrant holders.

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

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

Our initial shareholders hold 20,700,000 Founder Shares as of the date of this Annual Report, including 20,540,000 held by our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 12,373,333 Private Placement Warrants, each exercisable for one Class A ordinary share, for a purchase price of $18,560,000 in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment, as provided herein.

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions (including those set forth in the letter agreement mentioned in the subsequent clause (3)); (3) our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares and public shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company, as in the proposed Business Combination with SAZKA. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all, as further discussed in the SAZKA Disclosure Statement.

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

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination, other than pursuant to the Convertible Promissory Note. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

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

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share, (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

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

We have issued warrants to purchase 27,600,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in a Private Placement an aggregate of 12,373,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment depending on the level of redemptions and as further discussed on the SAZKA Disclosure Statement. Our initial shareholders currently hold 20,700,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. On September 1, 2021, we entered into the Convertible Promissory Note with the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000. As of December 31, 2021, the outstanding principal balance under the working capital loan amounted to an aggregate of $1,000,000. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

Compliance obligations under the Sarbanes-Oxley Act, including as a result of us being a large accelerated filer, may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Unlike most other blank check companies prior to their initial business combination, we are a large accelerated filer and are no longer an emerging growth company. As a result, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination (as in the case with the proposed Business Combination with SAZKA), we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	liquidity of domestic capital and lending markets;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	healthcare and data privacy regulations;

●	energy shortages;

●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

●	public health or safety concerns and related governmental restrictions, including those caused by outbreaks of disease such as the COVID-19 pandemic;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, global hostilities, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

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

Business Combinations with businesses in the technology industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by certain risks, including:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	an inability to adapt to legislative reform measures geared towards the technology industry;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we may utilize or rely on in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above. For risk factors related to the proposed SAZKA Business Combination, see the “Risk Factors” section of the SAZKA Disclosure Statement that Allwyn will file with the SEC.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States (as is the case with the proposed Business Combination with SAZKA). As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws, as further discussed in the SAZKA Disclosure Statement.

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

Our operations are dependent upon a relatively small group of individuals and in particular, Clifton S. Robbins and Gary D. Cohn, our Co-Chairmen and two of our directors. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Other than Mr. Robbins, who intends to devote substantially all of his business time to our Company, our directors and officers may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Other than Mr. Robbins, who intends to devote substantially all of his business time to our Company, our other directors and officers are not expected to commit their full time to our affairs, and Mr. Robbins is not required to devote any specific amount of time to our affairs. This may result in a conflict of interest in some of our directors and officers allocating their time between our operations and our search for a Business Combination and their other businesses. Some of our independent directors and officers are engaged in several other business endeavors for which they may be entitled to compensation and may also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor and directors and officers are not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combination, prior to us completing our initial Business Combination and any such involvement may result in conflicts of interests as described above. Moreover, entities in which our directors and officers are affiliated with may enter into agreements or other arrangements with businesses, which agreements or arrangements may limit or restrict our ability to enter into a Business Combination with such business.

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

We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public shareholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business Combination.

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

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its Warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its Warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “Staff Statement”). Specifically, the Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the Staff Statement, we reevaluated the accounting treatment of our 27,600,000 public warrants and 12,373,333 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

The requirements of being a large accelerated filer may strain our resources and require a substantial amount of management’s attention.

We have ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 with our transition to large accelerated filer status as of December 31, 2021. As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

●	the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;

●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	the requirement that we provide full and more detailed disclosures regarding executive compensation; and

●	the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and may cause management and other personnel to devote increased time and resources to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Additionally, following the issuance of the Staff Statement, on July 2, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the Staff Statement, it was appropriate to restate (i) certain items on our previously issued audited balance sheet as of September 11, 2020, which was related to our Initial Public Offering, (ii) our unaudited quarterly financial statements as of September 30, 2020 and for the period from July 13, 2020 (inception) through September 30, 2020 and (iii) our audited financial statements as of December 31, 2020 and for the period from July 13, 2020 (inception) through December 31, 2020 (collectively, the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Due solely to the events that led to our Restatement, we have concluded that we have an additional defined material weakness in our internal controls over financial reporting.

In addition, as described in Amendment No. 2 to our Annual Report on Form 10-K/A for the period ended December 31, 2020 filed with the SEC on December 17, 2021, we identified a material weakness in our internal control over financial reporting related to our application of ASC 480-10-S99-3A to our accounting classification of the Public Shares.

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

As a result of such material weakness, the changes in accounting for the Warrants and Class A ordinary shares subject to possible redemption, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had approximately $357,778 in our operating bank accounts and working capital Deficit of approximately $5,106,745. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is September 11, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Cyber incidents or attacks directed at us could result in information theft, data corruption, operation disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank check company with no active business, it is likely we were a PFIC for the taxable year ending on December 31, 2021. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 1000 N. West St., Suite 1200, Wilmington, Delaware 19801. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

From time to time, we may be subject to claims, litigation, internal or governmental investigations, including those related to our initial Business Combination, some of which may allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of shareholders. While the outcomes of claims and legal proceedings brought against us are subject to significant uncertainty, our management believes the final outcome of such pending claims and litigation would not have a material adverse effect on our financial position, results of operations or cash flows.

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

As of March 1, 2022, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary share and two holders of record of our redeemable warrants.

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

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Cohn Robbins Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that will be filed with the SEC relating to our proposed business combination with SAZKA Entertainment AG (the “SAZKA Business Combination”) and. including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $35,896,310, which consists of the change in fair value of warrant liabilities of $41,705,600, and interest income on investments held in the Trust Account of $190,081, offset by general and administrative expenses of $5,999,371.

For the period from July 13, 2020 (inception) through December 31, 2020, we had a net loss of $48,062,630, which consisted of formation and operating expenses of $481,239, change in fair value of warrant liabilities of $46,778,400, and transaction costs associated with Initial Public Offering of $1,037,755, offset by interest earned on investments held in the Trust Account of $234,764.

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

For the year ended December 31, 2021, cash used in operating activities was $1,426,246. Net income of $35,896,310 was affected by interest earned on investments held in the Trust Account of $190,081 and a non-cash charge for the change in fair value of warrant liabilities of $41,705,600. Changes in operating assets and liabilities provided $4,573,125 of cash for operating activities.

For the period from July 13, 2020 (inception) through December 31, 2020 net cash used in operating activities was $724,916. Net loss of $48,062,630 was impacted by change in fair value of warrant liabilities of $46,778,400, transaction costs associated with Initial Public Offering of $1,037,755, interest earned on investments held in the Trust Account of $234,764 and formation expenses paid by the Sponsor of $5,000. Changes in operating assets and liabilities used $248,677 of cash from operating activities.

At December 31, 2021, we had investments held in the Trust Account of $828,424,845. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $357,778 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on September 11, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants (as defined below) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for both the Public and Private Placement Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income loss) per ordinary share as the redemption value approximates fair value.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

COHN ROBBINS HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Cohn Robbins Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of (the "Company") as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders' deficit, and cash flows, for year ended December 31, 2021 and for the period from July 13, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 13, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by September 11, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for and Valuation of Private Placement Warrants

Description:

As described in Notes 2, 8 and 9 to the financial statements, the Company accounts for its private placement warrants based on an assessment of the instruments’ specific terms and the applicable accounting standards. The private placement warrants are stated at fair value at each reporting period with the change in fair value recorded on the statement of operations. The fair value of the warrants on the date of issuance were estimated using a Modified Black-Scholes option pricing model and as of December 31, 2021 the public warrant quoted market price was used as the fair value. The Modified Black-Scholes option pricing model includes inputs such as the Company’s stock price on date of grant, exercise price per share, and the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment, and include implied volatility, risk-free interest rate and probability of executing a successful business combination. As of December 31, 2021, 12,373,333 private placement warrants at a fair value of $9,898,666 remained outstanding resulting in $14,105,600 of loss related to the change in fair value of the for the year ended December 31, 2021. As previously disclosed by management, the Company has restated the financial statements as of and for the year ended December 31, 2020 to account for the private placement warrants as a liability on its balance sheets. The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants as a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants, and management’s significant assumption related to implied volatility and probability of executing a successful business combination; (iii) the audit effort involved the use of professionals with specialized skill and knowledge; and (iv) as disclosed by management, a material weakness related to the evaluation of complex financial instruments existed as of December 31, 2021.

Response:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the private placement warrants, testing the internal controls over management’s process for determining the fair value estimates. Testing management’s process included (i) evaluating the internal controls and methodology used by management to determine the fair value of the private placement warrants; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of management’s significant assumption related to implied volatility and probability of executing a successful business combination; and (iv) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the private placement warrants; (ii) evaluating the methodology to determine the fair value; (iii) testing the mathematical accuracy of the models; and (iv) evaluating the reasonableness of the significant assumption related to implied volatility and probability of executing a successful business combination by considering consistency with external market data.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 1, 2022

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Cohn Robbins Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cohn Robbins Holdings Corp. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: interpretation and accounting for complex financial instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 1, 2022

PCAOB ID Number 100

Financial Statements

COHN ROBBINS HOLDINGS CORP.

Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$357,778	$643,949
Prepaid expenses	263,404	551,430
Total Current Assets	621,182	1,195,379

Cash and investments held in Trust Account	828,424,845	828,234,764
TOTAL ASSETS	$829,046,027	$829,430,143

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$4,587,852	$302,753
Advance from related parties	140,075	—
Convertible promissory note - related party	1,000,000	—
Total Current Liabilities	5,727,927	302,753

Warrant liabilities	31,978,666	73,684,266
Deferred underwriting fee payable	28,980,000	28,980,000
Total Liabilities	66,686,593	102,967,019

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 82,800,000 shares at $10.00 per share redemption value at December 31, 2021 and 2020, respectively	828,000,000	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 82,800,000 shares subject to possible redemption, at December 31, 2021 and 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,070	2,070
Accumulated deficit	(65,642,636)	(101,538,946)
Total Shareholders’ Deficit	(65,640,566)	(101,536,876)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$829,046,027	$829,430,143

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

Statements of Operations

	Year Ended December 31, 2021	For the Period from July 13, 2020 (Inception) through December 31, 2020
General and administrative expenses	$5,999,371	$481,239
Loss from operations	(5,999,371)	(481,239)

Other income (loss):
Interest and Dividends earned on investments held in Trust Account	190,081	234,764
Change in fair value of warrant liabilities	41,705,600	(46,778,400)
Transaction costs associated with Initial Public Offering	—	(1,037,755)
Total other income (loss), net	41,895,681	(47,581,391)

Net income (loss)	$35,896,310	$(48,062,630)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	53,747,368
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.35	$(0.65)
Basic weighted average shares outstanding of Class B ordinary shares	20,700,000	19,752,632
Basic net income (loss) per ordinary share, Class B ordinary shares	$0.35	$(0.65)

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

FOR THE PERIOD FROM JULY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND YEAR ENDED DECEMBER 31, 2021

Statements of Changes in Shareholders’ Deficit

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 13, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	20,700,000	2,070	22,930	—	25,000

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	10,146,134	—	10,146,134

Accretion of Class A Ordinary Shares Subject to Redemption	—	—	—	—	(10,169,064)	(53,476,316)	(63,645,380)

Net loss	—	—	—	—	—	(48,062,630)	(48,062,630)

Balance – December 31, 2020	—	$—	20,700,000	$2,070	$—	$(101,538,946)	$(101,536,876)

Net income	—	—	—	—	—	35,896,310	35,896,310

Balance – December 31, 2021	—	$—	20,700,000	$2,070	$—	$(65,642,636)	$(65,640,566)

The accompanying notes are an integral part of these financial statements.

COHN ROBBINS HOLDINGS CORP.

Statements of Cash Flows

	Year Ended December 31, 2021	For the Period from July 13, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$35,896,310	$(48,062,630)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Transaction costs associated with Initial Public Offering	—	1,037,755
Interest earned on investments held in Trust Account	(190,081)	(234,764)
Change in fair value of warrant liabilities	(41,705,600)	46,778,400
Changes in operating assets and liabilities:
Prepaid expenses	288,026	(551,430)
Accrued expenses	4,285,099	302,753
Net cash used in operating activities	(1,426,246)	(724,916)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(828,000,000)
Net cash used in investing activities	—	(828,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	811,440,000
Proceeds from sale of Private Placement Warrants	—	18,560,000
Advances from related party	140,075	—
Proceeds from Convertible Promissory Note – related party	1,000,000	202,969
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(534,104)
Net cash provided by financing activities	1,140,075	829,368,865

Net Change in Cash	(286,171)	643,949
Cash – Beginning	643,949	—
Cash – Ending	$357,778	$643,949

Non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Offering costs paid by through promissory note	$—	$97,031
Deferred underwriting fee payable	$—	$28,980,000

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 13, 2020 (inception) through December 31, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, as well as activities in connection with the proposed acquisition of SAZKA Entertainment AG (“Sazka”) (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 10) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $300,000 from the Sponsor pursuant to a Note agreement, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced in Note 5, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000. Based on the foregoing, the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements.

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

Investments Held in Trust Account

At December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. At December 31, 2020, the majority of the assets held in the Trust Account were held in US Treasury Securities. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued amounting to $45,153,380 were charged to temporary equity. Offering costs amounting to $1,037,755 were allocated to warrant liabilities and were expensed to the statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, the 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021 and 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$828,000,000
Less:
Proceeds allocated to fair value of Public Warrants	(18,492,000)
Class A ordinary shares issuance costs	(45,153,380)
Plus:
Accretion of carrying value to redemption value	63,645,380

Class A ordinary shares subject to possible redemption	$828,000,000

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income loss) per ordinary share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021		Period from July 13, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$28,717,048	$7,179,262	$(35,146,121)	$(12,916,509)
Denominator:
Basic and diluted weighted average shares outstanding	82,800,000	20,700,000	53,747,368	19,752,632

Basic and diluted net income (loss) per ordinary share	$0.35	$0.35	$(0.65)	$(0.65)

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

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (See Note 9). Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable, advances from related parties and Notes Payable approximate their fair values primarily due to the short-term nature of the instruments.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Amount Due to Sponsor

During the year ended December 31, 2021, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the balance sheet as advances to Sponsor. The advances are non-interest bearing and are payable on demand. At December 31, 2021 the Company had advances owed to the Sponsor in the amount of $140,075. At December 31, 2020, there were no advances owed to the Sponsor.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 8, 2020, to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from July 13, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $40,000 in fees for these services, of which $30,000 and $0 is included within accounts payable and accrued expenses on the balance sheets, respectively.

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

On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced above, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, 82,800,000 shares of Class A ordinary shares issued and outstanding were ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 20,700,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 — WARRANT LIABILITIES

As of December 31, 2021 and 2020, there were 27,600,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At December 31, 2021 and 2020, there were 12,373,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At December 31, 2021, assets held in the Trust Account were comprised of $828,424,845 in a money market fund, which primarily invest in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $925 in cash and $828,233,839 in U.S. Treasury Bills. During the year ended December 31, 2021 and for the period from July 13, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the trust account to pay its taxes.

The following table presents information about the gross holding gains and fair value of held-to-maturity securities at December 31, 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Bills (Mature on 03/11/2021)	1	$828,233,839	$26,868	$828,260,707

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	Level	December 31, 2020
Assets:
U.S. Treasury Securities – Money Market Fund	1	$828,424,845	1	$—

Liabilities:
Warrant liabilities – Public Warrants	1	$22,080,000	1	$49,680,000
Warrant liabilities – Private Placement Warrants	2	$9,898,666	3	$24,004,266

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

At December 31, 2020, the Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility was implied from the Company’s own Public Warrant pricing. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. At December 31, 2021 of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Stock price	$10.41
Expected Term (in years)	5.0
Volatility	30.0%
Risk-free rate	0.36%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 13, 2020 (inception)	$—	$—	$—
Initial measurement on September 11, 2020	8,413,866	18,492,000	26,905,866
Transfer to Level 1	—	(18,492,000)	(18,492,000)
Change in Fair Value	15,590,400	—	15,590,400
Fair value as of December 31, 2021	24,004,266	—	24,004,266
Change in fair value	(9,403,733)	—	(9,403,733)
Transfer to Level 2	(14,600,533)	—	(14,600,533)
Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $14,600,533. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from July 13, 2020 (inception) through December 31, 2020 was $18,492,000.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination

On January 20, 2022, Cohn Robbins Holdings Corp. (“CRHC”), SAZKA Entertainment AG, a Swiss stock corporation (Aktiengesellschaft) (“Sazka”), Allwyn Entertainment AG, a Swiss stock corporation (Aktiengesellschaft) (“Swiss NewCo”), Allwyn US HoldCo LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Swiss NewCo (“US HoldCo”), and Allwyn Sub LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of US HoldCo (“DE Merger Sub”), entered into a Business Combination Agreement.

Cohn Robbins will merge with and into DE Merger Sub with DE Merger Sub surviving, and following the Merger, DE Merger Sub will liquidate its assets to US HoldCo and, following such liquidation, US HoldCo will liquidate its assets to Swiss NewCo. Swiss NewCo will have a dual-class share structure with super voting rights for KKCG AG, a Swiss stock corporation (“KKCG”), the majority shareholder of Sazka.

(i)       at the Merger Effective Time, (a) each share of Class A common stock, par value $0.0001 per share, of Cohn Robbins (“Cohn Robbins Class A Common Stock”) issued and outstanding immediately prior to the Merger Effective Time shall automatically be cancelled and cease to exist in exchange for the right to receive the number of newly issued shares of Class B ordinary shares, nominal value CHF 0.04 per share of Swiss NewCo (“Swiss NewCo Class B Shares”) equal to the lower of: (1) 1.4; and (2)(y)(A) the Post-Redemption Acquiror Share Number (as defined in the Business Combination Agreement), plus (B) 6,624,000, divided by (z) the Post-Redemption Acquiror Share Number (the lower of (1) and (2), the “Class B Exchange Ratio”); (c) Swiss NewCo will issue a right to acquire Swiss NewCo Class B Shares in exchange for each warrant to acquire Cohn Robbins Class A Common Stock, issued in Cohn Robbins’ initial public offering at an initial exercise price of $11.50 per share (“Cohn Robbins Warrants”), to be transferred immediately to holders of Cohn Robbins Warrants as may be adjusted pursuant to a warrant assignment, assumption and amendment agreement; and

(ii)       following the Liquidations, the Exchange Agent will contribute (a) all of the issued and outstanding capital stock of Sazka (which will have been transferred to the Exchange Agent before the Merger and held in escrow) and (b) the PIPE Investment (as defined below) (which will have been transferred to the Exchange Agent before the Merger and held in escrow) to Swiss NewCo (1) partially as equity contribution into the capital contribution reserves of Swiss Newco and (2) partially against the KKCG Cash Consideration (as defined below). In return, the Exchange Agent will deliver (x) to KKCG, 2,015,069,102 Swiss NewCo Class A ordinary shares, nominal value CHF 0.01 per share (“Swiss NewCo Class A Shares”) (which does not include the 10,000,000 Swiss NewCo Class A Shares already held by KKCG) and 185,000,000 Swiss NewCo Class B Shares (which includes 30,000,000 Swiss NewCo Class B Shares subject to certain vesting and forfeiture provisions), (y) to KKCG, the KKCG Cash Consideration and (z) to the PIPE Investors (as defined below), 353,000,000 Swiss NewCo Class B Shares, as adjusted by the Class B Exchange Ratio and/or the terms of such agreements.

At or substantially concurrently with the Acquisition Effective Time, Swiss NewCo will distribute the Available Acquiror Cashin the following order of priority: (i) first, to pay certain transaction expenses of Cohn Robbins and Sazka, (ii) second, to Primrose Holdings (Lux) S.à r.l the Primrose Cash Distribution , (iii) third, to KKCG, paid as KKCG Cash Consideration, up to and until the sum of distributions made pursuant to clauses (i), (ii) and (iii) is equal to $850 million, (iv) fourth, to be retained on the balance sheet of Swiss NewCo as primary proceeds up to and until the amount retained pursuant to this clause (iv) is equal to the product of (a)(x) $850 million, less (y) Transaction Expenses payable in clause (i) multiplied by (b) the fraction 3/2, less (c) the Net Minimum Cash and (v) fifth, one-third of any remaining amount shall be retained on the balance sheet of Swiss NewCo as additional primary proceeds and two-thirds shall be distributed to KKCG.

The holders of Cohn Robbins Class A Common Stock that do not elect to redeem their shares in connection with the Business Combination will share in a pool of up to 6.62 million additional Swiss NewCo Class B Shares, to be adjusted based on the Class B Exchange Ratio (between 1.08 and 1.40) depending on the number of unredeemed shares and subject to a redemption cap of 80%. Assuming a price of $10.00 per share of Cohn Robbins Class A Common Stock at the Merger Closing, each share of Cohn Robbins Class A Common Stock would receive Swiss NewCo Class B Shares with a value ranging between $10.80 (assuming no redemptions by the stockholders of Cohn Robbins (the “Cohn Robbins Stockholders”)) and $14.00 (assuming redemptions resulting in the maximum Class B Exchange Ratio and Sazka’s waiver of the minimum cash condition, as described in the Business Combination Agreement) per share.

Conditions to Closing

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the Cohn Robbins Stockholders, (ii) effectiveness of the proxy statement/prospectus on Form F-4 (the “Registration Statement”) to be filed by Swiss NewCo in connection with the Business Combination, (iii) receipt of certain Gaming Approvals (as defined in the Business Combination Agreement) and other regulatory approvals from regulatory authorities in the markets Sazka operates in, (iv) exemption from compliance with the Corporations Act 2001 (Commonwealth of Australia), if entering into the Business Combination Agreement or consummating the Transactions would result in a breach thereof, (v) receipt of approval for the listing of the shares of Swiss NewCo to be issued in connection with the Business Combination on the New York Stock Exchange (the “NYSE”) and (vi) the absence of any governmental order enjoining or prohibiting the consummation of Business Combination Agreement. Other conditions to Sazka’s obligations to consummate the Business Combination include, among others, (i)(a) the amount of cash or cash equivalents available in the Cohn Robbins’ trust account, after deducting the amount required to satisfy the redemption of any shares of Cohn Robbins Class A Common Stock pursuant to the redemption offer (to the extent not already paid as of immediately prior to the Acquisition Effective Time), but prior to payment of (1) any deferred underwriting commissions being held in the trust account and (2) any unpaid Transaction Expenses (as defined in the Business Combination Agreement), plus (b) the amount of the PIPE Investment actually received by Swiss NewCo (or other financing in connection with the Merger and the Acquisition Transfer) prior to or substantially concurrently with the Acquisition Closing (the sum of (a) and (b), the “Available Cohn Robbins Cash”), is equal to or greater than $850 million; (ii) the accuracy of the representations and warranties of Cohn Robbins as of the date of the Business Combination Agreement and as of the Acquisition Closing; and (iii) the performance or compliance of each Cohn Robbins covenant in all material respects as of or prior to the Acquisition Closing. Conditions in favor of Cohn Robbins include: (i) the accuracy of the representations and warranties of the Company parties as of the date of the Business Combination Agreement and as of the Acquisition Closing; (ii) the performance or compliance of each Company party covenant in all material respects as of or prior to the Acquisition Closing; and (iii) that there shall not have occurred and be continuing a Company Material Adverse Effect (as defined in the Business Combination Agreement) after the date of the Business Combination Agreement.

Covenants

The Business Combination Agreement contains additional covenants, including, among others, providing that (i) the parties may conduct their respective businesses in the ordinary course through the Merger Closing and the Acquisition Closing, as applicable, (ii) the parties may not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Sazka is to prepare and deliver to Cohn Robbins certain audited consolidated financial statements as of and for the year ended December 31, 2020, (iv) Swiss NewCo and Cohn Robbins are to prepare, with the assistance of Sazka, and file the Registration Statement and take certain other actions to obtain the requisite approval of the Cohn Robbins Stockholders of certain proposals regarding the Business Combination and (v) the parties must use reasonable best efforts to obtain any necessary approvals from governmental agencies.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by Cohn Robbins, Sazka, Swiss NewCo, US HoldCo and DE Merger Sub. The representations and warranties of the respective parties to the Business Combination Agreement generally will not survive the Acquisition Closing.

Termination

The Business Combination Agreement contains certain termination rights for both Cohn Robbins and Sazka including, but not limited to, the right to terminate at any time prior to the consummation of the Business Combination (i) by mutual written consent of Cohn Robbins and Sazka, (ii) by either Cohn Robbins or Sazka if certain approvals of the Cohn Robbins Stockholders, to the extent required under the Business Combination Agreement, are not obtained as set forth therein or (iii) by either Cohn Robbins or Sazka in certain other circumstances set forth in the Business Combination Agreement, including, among others, (a) if the consummation of the Business Combination is permanently enjoined or prohibited by the terms of a final, non-appealable Governmental Order or other Law (each as defined in the Business Combination Agreement), (b) in the event of certain uncured breaches by the other party or (c) if the Acquisition Closing has not occurred on or before September 20, 2022 (the “Original End Date”). The Business Combination Agreement provides for certain conditions under which the Original End Date can be extended by two months, to November 20, 2022.

PIPE Subscription Agreements

On January 20, 2022, concurrently with the execution of the Business Combination Agreement, Cohn Robbins and Swiss NewCo entered into subscription agreements (the “PIPE Subscription Agreements”) with certain third-party investors (each, a “Third-Party PIPE Investor”) and the Sponsor (as defined below) (together with the Third-Party PIPE Investors, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, severally and not jointly, and Swiss NewCo agreed to issue and sell to such PIPE Investors, a number of Swiss NewCo Class B Shares (the “PIPE Subscribed Shares”) equal to (x) an aggregate amount of Base Shares (as defined in the PIPE Subscription Agreements) purchased at $10.00 per share, multiplied by (y)(i) in the case of the Third-Party PIPE Investors, the Class B Exchange Ratio and (ii) in the case of the Sponsor, 1.08, for aggregate gross proceeds of $353 million, in private placements to be issued substantially concurrently with the closing of the Business Combination (the “PIPE Investment”). The PIPE Investment is contingent upon, among other things, the substantially concurrent closing of the Business Combination.

As described in the PIPE Subscription Agreements, the obligations of the parties to consummate the purchase and sale of the PIPE Subscribed Shares is conditioned upon, among other things, (i) there not being in force any judgment, order, law, rule or regulation (whether temporary, preliminary or permanent) which is then in effect and has the effect of making the consummation of the transactions contemplated thereby illegal or otherwise restraining or prohibiting consummation of the transactions contemplated thereby; (ii) there not being any suspension of the qualification of the offering or sale or trading of PIPE Subscribed Shares and there being no suspension or removal from listing of the PIPE Subscribed Shares on the stock exchange or initiation or threatening of any proceedings for any of such purposes and the PIPE Subscribed Shares having been approved for listing on the NYSE, subject to official notice of issuance; (iii) all conditions precedent to the closing of the Business Combination shall have been, or will be reasonably expected to be, satisfied or waived by the party who is the beneficiary of such condition(s) in the Business Combination Agreement; (iv) certain Swiss NewCo Class B Shares shall have been delivered to the Cohn Robbins Stockholders; (v) solely with respect to Swiss NewCo’s and Cohn Robbins’s obligations to close: (1) subject to certain exceptions described in the PIPE Subscription Agreements, the representations and warranties made by the PIPE Investors being true and correct as of the closing date set forth therein (the “PIPE Investment Closing”) and (2) each PIPE Investor having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by its applicable Subscription Agreement to be performed, satisfied or complied with by it at or prior to the PIPE Investment Closing; and (vi) solely with respect to the PIPE Investors’ obligations to close: (1) subject to certain exceptions described in the PIPE Subscription Agreements, the representations and warranties made by Cohn Robbins (in the case of Third-Party Investors) and Swiss NewCo being true and correct as of the closing date set forth therein, (2) each of Cohn Robbins (in the case of Third-Party Investors) and Swiss NewCo having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the PIPE Subscription Agreements to be performed, satisfied or complied with by Cohn Robbins and/or Swiss NewCo, as applicable, at or prior to the PIPE Investment Closing. In addition, solely with respect to the Third-Party PIPE Investors’ obligations to close: (a) subject to certain exceptions described in the PIPE Subscription Agreements, the terms of the Business Combination Agreement shall not have been amended or waived in a manner that would reasonably be expected to materially and adversely affect the economic benefits that the PIPE Investors would reasonably expect to receive under the PIPE Subscription Agreements and (b) there shall have been no amendment, waiver or modification to any PIPE Subscription Agreement that materially benefits any PIPE Investor unless all PIPE Investors have been offered the same benefits. The Sponsor’s PIPE Subscription Agreement (the “Insider Subscription Agreement”) includes additional provisions providing the Sponsor with certain rights in the event that certain agreements in connection with the Business Combination and/or other subscription agreements are amended or new agreements are entered into in connection with the Business Combination.

The PIPE Subscription Agreements provide certain registration rights for Third-Party PIPE Investors. In particular, Swiss NewCo is required to file with the SEC, within thirty (30) calendar days after the consummation of the transactions contemplated by the Business Combination Agreement, a registration statement covering the resale of the PIPE Subscribed Shares and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) sixty (60) calendar days after the filing thereof if the SEC notifies Swiss NewCo that it will “review” the Registration Statement and (ii) the tenth (10th) business day after the date Swiss NewCo is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. Swiss NewCo must use commercially reasonable efforts to keep the registration statement effective until the earliest of: (i) three (3) years from the date of effectiveness of the registration statement; (ii) the date the Third-Party PIPE Investors no longer hold any registrable shares; and (iii) the date all registrable shares held by the Third-Party PIPE Investors may be sold without restriction under Rule 144. The PIPE Subscription Agreements also provide certain demand and piggyback rights for certain Third-Party PIPE Investors that hold more than $100 million and $75 million of PIPE Subscribed Shares, respectively. Pursuant to the Sponsor Agreement (as defined below), the Swiss NewCo Class B Shares issued to the Sponsor in the PIPE Investment will not be subject to a lock-up period.

Additionally, pursuant to the PIPE Subscription Agreements, the PIPE Investors agreed to waive any claims that they may have at the PIPE Investment Closing, or in the future, as a result of, or arising out of, the PIPE Subscription Agreements against Cohn Robbins, including with respect to the monies held in the Cohn Robbins trust account. The PIPE Subscription Agreements will terminate, and be of no further force and effect: (i) upon the earliest to occur of (1) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (2) the mutual written agreement of each of the parties to the PIPE Subscription Agreements and (3) sixty (60) days after the Agreement End Date (as defined in the Business Combination Agreement) if the PIPE Investment Closing has not occurred by such date and the terminating party’s breach was not the primary reason such closing failed to occur by such date or (ii) if the conditions to closing set forth in the PIPE Subscription Agreements are not satisfied or waived, or are not capable of being satisfied, on or prior to the PIPE Investment Closing and, as a result thereof, the transactions contemplated by the PIPE Subscription Agreements will not be or are not consummated by the PIPE Investment Closing.

Sponsor Agreement

On January 20, 2022, Cohn Robbins announced its entry into a Sponsor Agreement (the “Sponsor Agreement”), by and among Cohn Robbins Sponsor LLC, a Delaware limited liability company (the “Sponsor”), Cohn Robbins, Swiss NewCo, Clifton S. Robbins, Gary D. Cohn, Charles S. Kwon, Anne Sheehan, C. Robert Kidder, Alexander T. Robertson and Kathryn A. Hall (the “Insiders”) and Sazka, pursuant to which the Sponsor and the Insiders have agreed that, immediately prior to the consummation of the Merger (but subject to the prior satisfaction of all of the conditions to consummation of the Merger set forth in Article X of the Business Combination Agreement), the Sponsor and the Insiders shall contribute, transfer, assign, convey and deliver to Cohn Robbins all of such Sponsor’s or Insider’s right, title and interest in, to and under such Sponsor’s or Insider’s shares of Cohn Robbins Class B common stock, par value $0.0001 per share (“Cohn Robbins Class B Common Stock”) in exchange for shares of Cohn Robbins Class A Common Stock (the “Share Conversion”). In connection with the Share Conversion, (i) all 20,540,000 outstanding shares of Cohn Robbins Class B Common Stock held by the Sponsor shall be exchanged and converted into the number of shares of Cohn Robbins Class A Common Stock equal to (x) 17,253,600, divided by (y) the Class B Exchange Ratio and (ii) all 160,000 outstanding shares of Cohn Robbins Class B Common Stock held by Anne Sheehan, C. Robert Kidder, Alexander T. Robertson and Kathryn A. Hall (the “Independent Directors”) shall be exchanged and converted into the number of shares of Cohn Robbins Class A Common Stock equal to (x) 160,000, divided by (y) the Class B Exchange Ratio.

Under the Sponsor Agreement, the Sponsor has agreed, among other things, that, (i) immediately prior to the consummation of the Merger (but subject to the prior satisfaction of all of the conditions to consummation of the Merger set forth in Article X of the Business Combination Agreement), the Sponsor shall automatically irrevocably surrender and forfeit to Cohn Robbins for no consideration, as a contribution to capital, a certain number of Cohn Robbins Warrants, as set forth therein and (ii) the Swiss NewCo Class B Shares held by the Sponsor will be subject to certain vesting and lock-up terms.

Sponsor Support Agreement

On January 20, 2022, Cohn Robbins announced its entry into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among the Sponsor, Cohn Robbins, Swiss NewCo, the Insiders and Sazka, pursuant to which the Sponsor agreed to, among other things, vote in favor of the Business Combination Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

Under the Sponsor Support Agreement, the Sponsor and Insiders agreed, with some exclusions, that until the termination of the Business Combination Agreement, they shall not, and shall cause their Affiliates (as defined under the Sponsor Support Agreement) not to, without the prior written consent of Cohn Robbins and Sazka: (i) offer for sale, sell (including short sales), transfer, tender, pledge, convert, encumber, assign or otherwise dispose of, directly or indirectly (including by gift, merger, tendering into any tender offer or exchange offer (collectively, a “Transfer”), or enter into any contract, option, derivative, hedging or other agreement or arrangement or understanding (including any profit-sharing arrangement) with respect to, or consent to, a Transfer of, any or all of their Cohn Robbins shares; (ii) grant any proxies or powers of attorney with respect to any or all of their Cohn Robbins shares held by them (except in connection with voting by proxy at a meeting of shareholders of Cohn Robbins as contemplated in Business Combination Agreement); or (iii) permit to exist any mortgage, pledge, security interest, encumbrance, lien, license or sub-license, charge or other similar encumbrance or interest (including, in the case of any equity securities, any voting, transfer or similar restrictions) with respect to any or all of their Cohn Robbins shares other than those created by Sponsor Support Agreement.

Shareholder Support Agreement

On January 20, 2022, Cohn Robbins also announced entry into a Shareholder Support Agreement (the “Shareholder Support Agreement”), by and among Cohn Robbins, Sazka, Swiss NewCo and KKCG. Pursuant to the Shareholder Support Agreement, KKCG agreed to, among other things, vote to approve and adopt the effectiveness of the Business Combination Agreement and all other documents and transactions contemplated thereby, subject to the terms and conditions of the Shareholder Support Agreement, and do all other things to facilitate, accelerate or further the Business Combination and all other documents and transactions contemplated thereby and exercise its shareholders rights and vote against (i) any alternative merger, purchase of all or substantially all of Sazka’s or Swiss Newco’s, as applicable, assets or other business combination transactions (other than the Business Combination Agreement and all other documents and transactions contemplated thereby), and (ii) any proposal, action or agreement that would (x) impede, frustrate, prevent or nullify any provision of the Business Combination Agreement and all other documents and transactions contemplated thereby or result in any breach of any covenant, representation, warranty or any other obligation or agreement of the Sazka or Swiss NewCo under the Business Combination Agreement and all other documents contemplated thereby or (y) result in any of the conditions set forth in Article X of the Business Combination Agreement or the other documents contemplated thereby, once agreed, not being fulfilled.

Pursuant to the Shareholder Support Agreement, KKCG also agreed to, among other things, not to commence, join in, facilitate, assist or encourage, and agrees to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against Cohn Robbins, Swiss NewCo, US HoldCo, DE Merger Sub, Sazka or any of their respective successors or directors (i) challenging the validity of, or seeking to enjoin the operation of, any provision of the Shareholder Support Agreement or (ii) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Business Combination Agreement and all other documents and transactions contemplated therein.

KKCG has also agreed that its shares of Sazka (including any securities convertible into or exercisable or exchangeable for Sazka common shares) shall be subject to a lock-up pursuant to the terms of the Relationship Agreement (as defined below).

Transfer Restrictions and Registration Rights

The Business Combination Agreement contemplates that, at the Acquisition Closing, Swiss NewCo, the Cohn Robbins Class B stockholders, the Sazka Shareholders and certain of their respective affiliates will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Swiss NewCo will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain Swiss NewCo Class B Shares and other equity securities of Swiss NewCo that are held by the parties thereto from time to time.

The Business Combination Agreement contemplates that, at the Acquisition Closing, Swiss NewCo and certain persons who will be shareholders of Swiss NewCo after the Acquisition Closing will enter into a Relationship Agreement (the “Relationship Agreement”). The Relationship Agreement provides for certain events that would trigger the transfer and sale of Swiss NewCo Class A Shares held by KKCG to Swiss NewCo. The Relationship Agreement also provides for certain transfer restrictions and vesting provisions in relation to the 30,000,000 Swiss NewCo Class B Shares (the “Earnout Shares”) received by KKCG in connection with the Acquisition Closing. Under the Relationship Agreement, among other things (i) if, at any time during the seven (7) years following the Acquisition Closing Date (the “Measurement Period”), the VWAP (as defined in the Relationship Agreement) of Class B Shares is greater than USD 12.00 for any twenty (20) Trading Days (as defined in the Relationship Agreement) within a period of thirty (30) consecutive Trading Days (the date when the foregoing is first satisfied, the “First Earnout Achievement Date”), then 15,000,000 of the unvested Earnout Shares owned by KKCG shall vest on the First Earnout Achievement Date and (ii) if, at any time during the Measurement Period, the VWAP of Class B Shares is greater than USD 14.00 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days (the date when the foregoing is first satisfied, the “Second Earnout Achievement Date”), then 15,000,000 of the unvested Earnout Shares owned by KKCG shall vest on the Second Earnout Achievement Date.

Apollo Side Letter

On January 24, 2022, Cohn Robbins announced entry into a side letter agreement, by and among Swiss NewCo, Primrose, KKCG, Sazka Group a.s. and Sazka (the “Apollo Side Letter”). Pursuant to the terms of the Apollo Side Letter, on the Acquisition Closing Date, in connection with the Business Combination, Swiss NewCo will repurchase of all of Sazka’s convertible preferred shares held by Primrose in exchange for (a) (x) €323,000,000 in cash plus (y) an amount in cash (denominated and paid in Euros) equal to accrued and unpaid dividends on Sazka’s convertible preferred shares held by Primrose accruing pursuant to their terms after September 31, 2021 through the Acquisition Closing Date and (b) a convertible note (“Convertible Note”) in an amount equal to (x) €322,000,000 less (y) the amount of any extraordinary dividends paid in respect of the convertible preferred shares held by Primrose after January 20, 2022 and prior to the Acquisition Closing Date, in each case, in accordance with the terms and subject to the conditions set forth in the Apollo Side Letter (the “Primrose Restructuring”).

The Convertible Note will mature on the date that is three years after the Acquisition Closing Date (the “Maturity Date”) and will bear an interest of 6.50% per annum, payable in cash semi-annually, accruing on the outstanding principal amount of the Convertible Note. On the first anniversary of the Acquisition Closing Date, Swiss NewCo will be required to redeem a portion of the Convertible Note with a stated face value of €96.75 million. Swiss NewCo may redeem the Convertible Note, at its option, in whole or in part, without premium or penalty, at any time and from time to time prior to the first anniversary of the Acquisition Closing Date upon a 30 days or more notice. In addition, Swiss NewCo may redeem the Convertible Note, at its option, in whole or in part, at any time and from time to time after the first anniversary of the Acquisition Closing Date and prior to Maturity Date, at customary “make-whole” price, in accordance with the terms and subject to the conditions set forth in the Apollo Side Letter. In addition, at any time after the Acquisition Closing Date, subject to certain anti-dilution protections as enumerated in the Apollo Side Letter, Swiss NewCo will have the option to convert the Convertible Note into shares of Swiss NewCo Class B Shares at $11.11111 (the “Conversion Price”) and the applicable foreign exchange spot rate at the time of conversion, provided that the closing price of Swiss NewCo Class B Shares exceeds $13.89 for at least 20 out of 30 consecutive trading days prior to the date of conversion.

At any time after the Acquisition Closing Date, Primrose will have the option to convert the Convertible Note into shares of Swiss NewCo Class B Shares at the Conversion Price and the applicable foreign exchange spot rate at the time of conversion. Primrose will not be entitled to participate in dividends paid to holders of Swiss NewCo common stock. Under the Apollo Side Letter, Primrose will receive customary demand, piggyback and shelf registration rights pertaining to any Swiss NewCo Class B Shares issued upon the conversion of the Convertible Note.

The foregoing description of the Business Combination Agreement, the PIPE Subscription Agreements, the Sponsor Agreement, the Sponsor Support Agreement and the Shareholder Support Agreement and the transactions and documents contemplated thereby, is not complete and is subject to and qualified in its entirety by reference to the Business Combination Agreement, the PIPE Subscription Agreements, the Sponsor Agreement, the Sponsor Support Agreement, the Shareholder Support Agreement and the Insider Subscription Agreement, copies of which are filed with this Current Report on Form 8-K as Exhibit 2.1, Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, and Exhibit 10.5, respectively, and the terms of which are incorporated by reference herein.

The Business Combination Agreement, the PIPE Subscription Agreements, the Sponsor Agreement, the Sponsor Support Agreement, the Shareholder Support Agreement, and the Insider Subscription Agreement have been included to provide investors with information regarding its terms. They are not intended to provide any other factual information about Cohn Robbins or its affiliates. The representations, warranties, covenants and agreements contained in the Business Combination Agreement, the PIPE Subscription Agreements, the Sponsor Agreement, the Sponsor Support Agreement, the Shareholder Support Agreement, the Insider Subscription Agreement and the other documents related thereto were made only for purposes of the Business Combination Agreement or such other agreement (as applicable) as of the specific dates therein, were solely for the benefit of the parties to the Business Combination Agreement, the PIPE Subscription Agreements, the Sponsor Agreement, the Sponsor Support Agreement, and the Shareholder Support Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement, the PIPE Subscription Agreements, the Sponsor Agreement, the Sponsor Support Agreement, the Shareholder Support Agreement and the Insider Subscription Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Business Combination Agreement, the PIPE Subscription Agreements, the Sponsor Agreement, the Sponsor Support Agreement, the Shareholder Support Agreement and the Insider Subscription Agreement and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Business Combination Agreement, the PIPE Subscription Agreements, the Sponsor Agreement, the Sponsor Support Agreement, the Shareholder Support Agreement and the Insider Subscription Agreement, as applicable, which subsequent information may or may not be fully reflected in the Cohn Robbins’ public disclosures.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over reporting and accounting for complex financial instruments. Specifically, we expanded and improved our review process for complex securities and related accounting standards, complex financial instruments. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

WithumSmith+Brown, PC, an independent registered public accounting firm, has audited the financial statements included in this Annual Report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by WithumSmith+Brown, PC, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K, which expressed an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and officers are as follows:

Name	Age	Title
Clifton S. Robbins	64	Co-Chairman and Director
Gary D. Cohn	61	Co-Chairman and Director
Charles S. Kwon	41	Chief Financial Officer
Kathryn A. Hall	64	Director
C. Robert Kidder	77	Director
Alexander T. Robertson	42	Director
Anne Sheehan	65	Director

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

Gary D. Cohn has been a director and our Co-Chairman since August 2020. Mr. Cohn also serves as Vice Chairman of International Business Machines Corporation (“IBM”) since January 2021, working in partnership with IBM’s Executive Leadership Team on a wide range of business initiatives and external engagement, in areas including business development, client services, public advocacy and client relationship management. Prior to that, Mr. Cohn served as Assistant to the President for Economic Policy and Director of the National Economic Council from January 2017 until April 2018. Before serving in the White House, Mr. Cohn was President, Chief Operating Officer and a director of The Goldman Sachs Group, Inc. (“Goldman Sachs”) from 2006-2016. He joined Goldman Sachs in 1990 and held a number of other leadership positions, including the Global Co-Head of the Equities and Fixed Income, Currency and Commodities Division. He also served as Chairman of the Firmwide Client and Business Standards Committee. Mr. Cohn also serves on the boards of Abyrx, Inc., nanoPay Holding Inc., Gro Intelligence Inc., Lazurite Holdings LLC and is the Chairman of the Board of Pallas Advisors LLC. Mr. Cohn is also an advisor for Starling Trust Sciences, LLC and serves on the advisory boards of Springcoin Inc. and Hoyos Integrity Corporation. Mr. Cohn also serves on the Systemic Resolution Advisory Committee (SRAC) of the Federal Deposit Insurance Corporation (FDIC). He is also member of the Board of Trustees of NYU Langone Health and serves on the Board of Overseers of the NYU Tandon School of Engineering. In 2019 Mr. Cohn was a Visiting Fellow at the Harvard Kennedy School’s Institute of Politics. Mr. Cohn earned a B.S. in business administration from American University in 1982.

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

Kathryn A. Hall has served as a director since September 2020. Ms. Hall is Founder and Co-Chair of Hall Capital Partners LLC, and she is a member of the firm’s Executive Committee and Investment Review Committee Ms. Hall also controls and is the sole member of KHALL LLC and Co-Executive Chair of Galvanize Climate Solutions LLC. Before founding Hall Capital in 1994, Ms. Hall was a General Partner of Laurel Arbitrage Partners, a risk arbitrage investment partnership that she founded in 1989. Prior to that, she was a General Partner of HFS Management Partners (predecessor to Farallon Capital Partners), HFS Partners I, and Hellman & Friedman. Ms. Hall began her career at Morgan Stanley where she worked in both the risk arbitrage and mergers and acquisitions departments. Ms. Hall currently serves as Chair of the Board of Trustees of The Andrew W. Mellon Foundation. Additionally, she serves on the Board of Trustees and the Investment Committee of the San Francisco Museum of Modern Art (SFMOMA), is Chair of the Investment Committee and member of the Finance Committee of the Smithsonian Institution and serves on the Board of Directors of the UCSF Foundation and the UCSF Foundation Investment Company. Ms. Hall also serves on the Board of Directors of the McEvoy Group, Earthquake Holdings LLC, Lipizzaner, Inc. and as Co-Executive Chair of Galvanize Climate Solutions LLC. Ms. Hall served as the Chair of the Board of Trustees of Princeton University from 2011 to 2019, and as a trustee from 2002 to 2006 and 2007 to 2019. She also served as the Chair of the Board of Directors of the Princeton University Investment Company from 2008 to 2011 and as a director from 1998 to 2011. Additionally, Ms. Hall previously served as a member of the Federal Reserve Bank’s 12th District Economic Advisory Council. Ms. Hall earned a A.B. in economics from Princeton University and received her M.B.A. from the Stanford Graduate School of Business.

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

Alexander T. Robertson has served as a director since September 2020. Mr. Robertson is President and Chief Operating Officer of Tiger Management L.L.C. (Tiger Management), a firm committed to sourcing and developing future leaders in the investment management industry. Prior to joining Tiger Management in 2008, he served as legislative assistant to U.S. Senator Elizabeth Dole. Mr. Robertson serves as a trustee and board member of the Robertson Foundation, Tiger Foundation, Boys’ Club of New York, Memorial Sloan Kettering, Stanford Graduate School of Business Advisory Council, East Lake Foundation, and Purpose Built Communities. Mr. Robertson is a graduate of University of North Carolina at Chapel Hill and received his M.B.A. from the Stanford University Graduate School of Business.

We believe Mr. Robertson’s senior leadership and industry experience makes him a valuable member of our board of directors.

Anne Sheehan has served as a director since September 2020. Ms. Sheehan was a member of the SEC’s Investor Advisory Committee from 2012 to 2020 and served as Chair of the Committee from 2015 to 2018. She also currently serves on the Board of Directors of Victoria’s Secret & Co. From 2008 until 2018, Ms. Sheehan served as the Director of Corporate Governance at The California State Teachers’ Retirement System (CalSTRS), the largest educator-only pension fund in the world and the second largest pension fund in the United States. She previously served as the Chief Deputy Director for Policy at the California Department of Finance from 2004 to 2008 and as Executive Director at the California Building Industry Foundation from 2000 to 2004. Ms. Sheehan is a founder of the Investor Stewardship Group, serves on the Advisory Board of the Weinberg Center for Corporate Governance at the University of Delaware, is a member of the Advisory Board of Rock Center for Corporate Governance of Stanford Law School and is a Senior Advisor at PJT Camberview. Ms. Sheehan earned a B.A. in political science and history from the University of Colorado.

We believe Ms. Sheehan’s extensive corporate governance experience and her senior management and leadership experience makes her a valuable member of our board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the Company’s board of directors, has no material relationship with the listed Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). We have four “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Kathryn A. Hall, C. Robert Kidder, Alexander T. Robertson and Anne Sheehan is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see chart below.

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Gary D. Cohn	nanoPay Holding Inc.	Payments platform	Director
	Lazurite Holdings LLC	Medical technology	Director
	Abyrx, Inc.	Biomaterial sciences	Director
	Pallas Advisors LLC	National Security	Chairman
	International Business Machines Corporation	Technology	Vice Chairman
	Gro Intelligence Inc.	Climate Data	Director
	Starling Trust Sciences, LLC	Technology	Advisor
	Hoyos Integrity Corporation	Technology	Advisor
	Springcoin Inc.	Technology	Advisor

Kathryn A. Hall	Hall Capital Partners LLC	Investment Advisor	Founder and Co-Chair
	Galvanize Climate Solutions LLC	Investment Advisor	Co-Executive Chair
	KHALL LLC	Investment Advisor	Sole Member

C. Robert Kidder	Microvi Biotech Inc.	Biotechnology
	Advanced Drainage Systems, Inc.	Pipe Manufacturer
	Wildcat Discovery Technologies	Technology
	Andelyn Biosciences	Biotechnology

Alexander T. Robertson	Tiger Management Corp.	Investment Management	President and Chief Operating Officer
	Robertson Foundation	Charitable Foundation	Trustee
	Tiger Foundation	Charitable Foundation	Co-Chair and Trustee

Anne Sheehan	Victoria’s Secret & Co	Fashion Retailer	Director

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

Item 11. Officer and Director Compensation.

Compensation Discussion and Analysis

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of the consummation of our initial Business Combination or our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their affiliates. In July 2020, our Sponsor transferred 40,000 Founder Shares to each of our independent directors (Kathryn A. Hall, C. Robert Kidder, Alexander T. Robertson and Anne Sheehan) at their original per-share purchase price.

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

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021.

Compensation Committee

Kathryn A. Hall (Chair)

C. Robert Kidder

Alexander T. Robertson

Anne Sheehan

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 1, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 1, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner(2)
Cohn Robbins Sponsor LLC (our Sponsor)(3)	—	—	20,540,000	19.8%
Clifton S. Robbins(3)	—	—	20,540,000	19.8%
Gary D. Cohn(3)	—	—	20,540,000	19.8%
Charles S. Kwon	—	—	—	—
Kathryn A. Hall	—	—	40,000	*
C. Robert Kidder	—	—	40,000	*
Alexander T. Robertson	—	—	40,000	*
Anne Sheehan	—	—	40,000	*
Bank of Montreal(4)	5,354,400	6.5	—	—
Millennium Management LLC(5)	4,144,104	5	—	—
All directors and officers as a group (7 individuals)			20,700,000	20%

*	Less than one percent.
(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-240277).
(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cohn Robbins Holdings Corp., 1000 N. West Street, Suite 1200, Wilmington, Delaware 19801.
(3)	Cohn Robbins Sponsor LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. Messrs. Robbins and Cohn are co-Managers of our Sponsor and may be deemed to beneficially own shares held by our Sponsor by virtue of their shared control over our Sponsor.
(4)	According to a Schedule 13G/A filed with the SEC on February 15, 2022 by Bank of Montreal and BMO Nesbitt Burns Inc., Bank of Montreal reported sole voting and dispositive power with regard to 5,354,400 Class A ordinary shares of the Company, and BMO Nesbitt Burns Inc. reported sole voting and dispositive power with regard to 4,772,000 Class A ordinary shares of the Company. The business address for each of Bank of Montreal and BMO Nesbitt Burns Inc. is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario.
(5)	According to a Schedule 13G/A filed with the SEC on February 2, 2022, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander share voting and dispositive power with regard to 4,144,104 Class A ordinary shares of the Company. The business address for each is 399 Park Avenue, New York, NY 10022.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, the outstanding principal balance under the working capital loan amounted to an aggregate of $1,000,000.

Amount Due to Sponsor

During the year ended December 31, 2021, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the balance sheet as advances to Sponsor. The advances are non-interest bearing and are payable on demand. At December 31, 2021 the Company had advances owed to the Sponsor in the amount of $140,075. At December 31, 2020, there were no advances owed to the Sponsor.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 8, 2020, to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from July 13, 2020 (inception) through December 31, 2021, the Company incurred $160,000 in fees for these services, of which such amount is included within accrued expenses on the balance sheet.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2021	For the Year ended December 31, 2020
Audit Fees(1)	$111,891	$93,730
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings, as well as services performed in connection with our Initial Public Offering.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

Pre-Approval Policy

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file, furnish, or incorporate by reference as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

No.	Description of Exhibit
2.1(1)	Business Combination Agreement, dated as of January 20, 2022
3.1(2)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(2)	Warrant Agreement, dated September 11, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(3)	Description of the Company’s securities.
10.1(2)	Letter Agreement, dated September 8, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(2)	Investment Management Trust Agreement, dated September 11, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(2)	Registration Rights Agreement, dated September 11, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(2)	Administrative Services Agreement, dated September 11, 2020, between the Company and the Sponsor.
10.5(2)	Sponsor Warrants Purchase Agreement, dated September 8, 2020, between the Company and the Sponsor.
10.6(2)	Indemnity Agreement, dated September 8, 2020, between the Company and Clifton S. Robbins.
10.7(2)	Indemnity Agreement, dated September 8, 2020, between the Company and Gary D. Cohn.
10.8(2)	Indemnity Agreement, dated September 8, 2020, between the Company and Charles S. Kwon.
10.9(2)	Indemnity Agreement, dated September 8, 2020, between the Company and Kathryn A. Hall.
10.10(2)	Indemnity Agreement, dated September 8, 2020, between the Company and C. Robert Kidder.
10.11(2)	Indemnity Agreement, dated September 8, 2020, between the Company and Alexander T. Robertson.
10.12(2)	Indemnity Agreement, dated September 8, 2020, between the Company and Anne Sheehan.
10.13(1)	Form of PIPE Subscription Agreement
10.14(1)	Sponsor Agreement, dated as of January 20, 2022
10.15(1)	Sponsor Support Agreement, dated as of January 20, 2022
10.16(1)	Shareholder Support Agreement, dated as of January 20, 2022
10.17(1)	Form of Insider Subscription Agreement
14.01(3)	Code of Ethics and Business Conduct of Cohn Robbins Holdings Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 31, 2021, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHN ROBBINS HOLDINGS CORP.

Date: March 1, 2022	By:	/s/ Clifton S. Robbins
Clifton S. Robbins
Co-Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clifton S. Robbins
Name:	Clifton S. Robbins
Title:	Co-Chairman and Director (Principal Executive Officer)
Date:	March 1, 2022

/s/ Gary D. Cohn
Name:	Gary D. Cohn
Title:	Co-Chairman and Director
Date:	March 1, 2022

/s/ Charles S. Kwon
Name:	Charles S. Kwon
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 1, 2022

/s/ Kathryn A. Hall
Name:	Kathryn A. Hall
Title:	Director
Date:	March 1, 2022

/s/ C. Robert Kidder
Name:	C. Robert Kidder
Title:	Director
Date:	March 1, 2022

/s/ Alexander T. Robertson
Name:	Alexander T. Robertson
Title:	Director
Date:	March 1, 2022

/s/ Anne Sheehan
Name:	Anne Sheehan
Title:	Director
Date:	March 1, 2022