Form 10-Q
period 2022-03-31
Cohn Robbins Holdings Corp.
filed 2022-05-10
CIK 1818212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 10, 2022, there were 82,800,000 Class A ordinary shares, $0.0001 par value, and 20,700,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHN ROBBINS HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$77,423	$357,778
Prepaid expenses	169,353	263,404
Total Current Assets	246,776	621,182

Cash and investments held in Trust Account	828,653,551	828,424,845
TOTAL ASSETS	$828,900,327	$829,046,027

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$7,554,824	$4,587,852
Advance from related parties	187,740	140,075
Convertible promissory note - related party	1,000,000	1,000,000
Total Current Liabilities	8,742,564	5,727,927

Warrant liabilities	30,779,466	31,978,666
PIPE Derivative Liability	9,899,697	—
Deferred underwriting fee payable	28,980,000	28,980,000
Total Liabilities	78,401,727	66,686,593

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 82,800,000 shares, issued and outstanding, at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	828,000,000	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 82,800,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,070	2,070
Accumulated deficit	(77,503,470)	(65,642,636)
Total Shareholders’ Deficit	(77,501,400)	(65,640,566)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$828,900,327	$829,046,027

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$3,389,043	$1,265,717
Loss from operations	(3,389,043)	(1,265,717)

Other income:
Interest earned on cash and marketable securities held in Trust Account	228,706	152,161
Day one loss in derivative PIPE liability	(9,899,697)	—
Change in fair value of warrant liabilities	1,199,200	22,765,866
Total other income	(8,471,971)	22,918,027

Net (loss) income	$(11,860,834)	$21,652,310

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	82,800,000
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.11)	$0.21
Basic and diluted weighted average shares outstanding of Class B ordinary shares	20,700,000	20,700,000
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.11)	$0.21

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	20,700,000	$2,070	$—	$(65,642,636)	$(65,640,566)

Net loss	—	—	—	—	—	(11,860,834)	(11,860,834)

Balance – March 31, 2022 (Unaudited)	—	$—	20,700,000	$2,070	$—	$(77,503,470)	$(77,501,400)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	20,700,000	$2,070	$—	$(101,538,946)	$(101,536,876)

Net income	—	—	—	—	—	21,652,310	21,652,310

Balance – March 31, 2021 (Unaudited)	—	$—	20,700,000	$2,070	$—	$(79,886,636)	$(79,884,566)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(11,860,834)	$21,652,310
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(228,706)	(152,161)
Change in fair value of warrant liabilities	(1,199,200)	(22,765,866)
Day one loss on derivative PIPE liability	9,899,697	—
Changes in operating assets and liabilities:
Prepaid expenses	94,051	56,401
Accrued expenses	2,966,972	959,961
Net cash used in operating activities	(328,020)	(249,355)

Cash Flows from Financing Activities:
Advances from related party	47,665	—
Net cash provided by operating activities	47,665	—

Net decrease in Cash	(280,355)	(249,355)
Cash – Beginning	357,778	643,949
Cash – Ending	$77,423	$394,594

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, as well as activities in connection with the proposed acquisition of SAZKA Entertainment AG (“Sazka”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $300,000 from the Sponsor pursuant to a Note agreement, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced in Note 5, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of March 31, 2022 and December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000. Based on the foregoing, the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022, the majority of the assets held in the Trust Account were held in Treasury bills, which are invested primarily held-to-maturity securities. At December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

(UNAUDITED)

Derivative Warrant Liabilities and PIPE liability

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

The PIPE Derivative is comprised of the valuation of the potential additional shares that may be issued to PIPE subscribers upon the consummation of Business Combination (as defined in Note 6). The PIPE Derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$828,000,000
Less:
Proceeds allocated to fair value of Public Warrants	(18,492,000)
Class A ordinary shares issuance costs	(45,153,380)
Plus:
Accretion of carrying value to redemption value	63,645,380

Class A ordinary shares subject to possible redemption	$828,000,000

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(9,488,667)	$(2,372,167)	$17,321,848	$4,330,462
Denominator:
Basic and diluted weighted average shares outstanding	82,800,000	20,700,000	82,800,000	20,700,000

Basic and diluted net (loss) income per ordinary share	$(0.11)	$(0.11)	$0.21	$0.21

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. The Company evaluates the change based on the conversion price at the current market value. When recognized, changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations (see Note 5).

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (See Note 9). Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, advances from related parties and Notes Payable approximate their fair values primarily due to the short-term nature of the instruments.

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

Amount Due to Sponsor

During the three-month period ending March 31, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheet as advances to Sponsor. The advances are non-interest bearing and are payable on demand. At March 31, 2022 and December 31, 2021, the Company had advances owed to the Sponsor in the amount of $187,740 and $140,075, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 8, 2020, to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, of such fee is included in accounts payable and accrued expenses in the condensed balance sheets. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

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

On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced above, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of March 31, 2022, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 100% higher than the value of the warrants. No arms-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the statement of operations.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company's ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company's ability to complete a business combination and the value of the Company's securities.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

Business Combination Agreement

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

At or substantially concurrently with the Acquisition Effective Time, Swiss NewCo will distribute the Available Acquiror Cashin the following order of priority: (i) first, to pay certain transaction expenses of Cohn Robbins and Sazka, (ii) second, to Primrose Holdings (Lux) S.à r.l the Primrose Cash Distribution, (iii) third, to KKCG, paid as KKCG Cash Consideration, up to and until the sum of distributions made pursuant to clauses (i), (ii) and (iii) is equal to $850 million, (iv) fourth, to be retained on the balance sheet of Swiss NewCo as primary proceeds up to and until the amount retained pursuant to this clause (iv) is equal to the product of (a)(x) $850 million, less (y) Transaction Expenses payable in clause (i) multiplied by (b) the fraction 3/2, less (c) the Net Minimum Cash and (v) fifth, one-third of any remaining amount shall be retained on the balance sheet of Swiss NewCo as additional primary proceeds and two-thirds shall be distributed to KKCG.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by Cohn Robbins, Sazka, Swiss NewCo, US HoldCo and DE Merger Sub. The representations and warranties of the respective parties to the Business Combination Agreement generally will not survive the Acquisition Closing.

Vendor Agreements

The Company has entered into an agreement with an investment bank for advisory services. The services are being rendered in connection with the Company’s Business Combination agreement and are contingent upon the closing of the Business Combination. The total fee expected to be incurred upon the consummation of the Business Combination Agreement is $12,500,000.

The Company entered into an agreement with a financial advisor for assistance in raising the PIPE financing for its pending Business Combination. The total fee expected to be incurred upon the consummation of the Business Combination Agreement is $3,000,000.

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

The PIPE Subscribed Shares mentioned above include settlement provisions that could change the settlement amounts depending on the number of redemptions prior to the closing date. Since the number of redemptions is not fixed and the settlement with the investor differs from the older, this instrument is not considered indexed to the entity’s own equity and therefore should be classified as a liability and measured at fair value, with changes in fair value each period recognized in statement of operations described in Note 6.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, 82,800,000 shares of Class A ordinary shares issued and outstanding were ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 20,700,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 27,600,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2022 and December 31, 2021, there were 12,373,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company assessed the implications of ASU 2016-13 and determined there is no impact to the carrying value of its securities held in the trust account.

At March 31, 2022, assets held in the Trust Account were comprised of $4,974 in cash and $828,648,577 in a U.S. Treasury bills, held-to-maturity. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $828,424,845 in cash and money market funds, which primarily invest in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the trust account to pay its taxes.

The following table presents information about the gross holding gains and fair value of held-to-maturity securities at March 31, 2022:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
March 31, 2022	U.S. Treasury Bills (Mature on 06/02/2022)	1	$828,648,577	$30,779	$828,617,798

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments – U.S Treasury Securities Money Market Fund	1	—	$828,424,845

Liabilities:
Warrant liabilities – Public Warrants	1	$21,252,000	$22,080,000
Warrant liabilities – Private Placement Warrants	2	$9,527,466	$9,898,666
PIPE derivative liability – Additional Shares	3	$9,899,697	—

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

At December 31, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs before being actively traded on the market and are classified as Level 1 as of December 31, 2021.

The following table presents the changes in the fair value of Level 3 warrant liabilities at March 31, 2021:

Private Placement
Fair value as of January 1, 2021	$24,004,266
Change in fair value	(8,413,866)
Fair value as of March 31, 2021	$15,590,400

The PIPE Derivative was accounted for as a liability in accordance with ASC 815-40 and are presented within current liabilities on the balance sheet as of March 31, 2022. The PIPE derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statement of operations. The PIPE derivatives are valued by using the following inputs:

Input	January 20, 2022 (Initial Measurement)
Exchange Ratio	113.4%
Variable bonus shares	1,649,950
Per Share Price	$10.00

The following table presents the changes in the fair value of the PIPE Derivative Liability at March 31, 2022:

PIPE Derivative Liability
Fair value as of January 1, 2022	$—
Initial Fair Value as of January 20, 2022	9,899,697
Fair value as of March 31, 2022	$9,899,697

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $11,860,834, which consists of general and administrative expenses of $3,389,043, offset by the change in fair value of warrant liabilities of $1,199,200 and change in fair value of the Day one loss in derivative PIPE liability of $9,899,697 and interest income on cash and marketable securities held in the Trust Account of $228,706.

For the three months ended March 31, 2021, we had net income of $21,652,310, which consists of the change in fair value of warrant liabilities of $22,765,866, and interest income on cash and marketable securities held in the Trust Account of $152,161, offset by general and administrative expenses of $1,265,717.

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

For the three months ended March 31, 2022, cash used in operating activities was $328,020. Net loss of $11,860,834, was affected by interest earned on cash and marketable securities held in the Trust Account of $228,706 and a non-cash charge for the change in fair value of warrant liabilities of $1,199,200 and change in fair value of the Day one loss in derivative PIPE liability of $9,899,697. Changes in operating assets and liabilities provided $3,061,023 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $249,335. Net income of $21,652,310 was affected by the interest earned on cash and marketable securities held in the Trust Account of $152,161 and a non-cash charge for the change in fair value of warrant liabilities of $22,765,866. Changes in operating assets and liabilities provided $1,016,362 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $828,653,551 consisting of money market funds, which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $77,423. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Warrant Liabilities and PIPE liability

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

The PIPE Derivative is comprised of the valuation of the potential additional shares that may be issued to PIPE subscribers upon the consummation of Business Combination (as defined in Note 6). The PIPE Derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the statements of operations. The fair value of the derivative liability is discussed in Note 10.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Global or regional conditions may adversely affect our business and our ability to complete our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to complete our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyberattacks against U.S. companies.

Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to complete our initial Business Combination.

Any of the foregoing factors may have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022. See “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements in our Quarterly Report on Form 10-Q/A for the period ended September 30, 2021 filed with the SEC on December 17, 2021, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

COHN ROBBINS HOLDINGS CORP.

Date: May 10, 2022	By:	/s/ Clifton S. Robbins
	Name:	Clifton S. Robbins
	Title:	Co-Chairman and Director
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Charles S. Kwon
	Name:	Charles S. Kwon
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)