Form 10-Q/A
period 2022-03-31
Cohn Robbins Holdings Corp.
filed 2022-05-11
CIK 1818212

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

COHN ROBBINS HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-Q/A solely for the purpose of filing revised certifications by the registrant’s principal executive officer and principal financial officer to include certain required language in paragraph 4 that was inadvertently omitted when originally filed. These revised certifications are included as exhibits to this Amendment No. 1 on Form 10-Q/A under Part II, Item 6 hereof.

Except as described above, this Amendment No. 1 on Form 10-Q/A does not modify or update the other disclosures or exhibits in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the Securities and Exchange Commission on May 10, 2022 (the “Original Form 10-Q”). Except as presented in this Form 10-Q/A and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Original Form 10-Q and the registrant’s other filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHN ROBBINS HOLDINGS CORP.

Date: May 11, 2022	By:	/s/ Clifton S. Robbins
	Name:	Clifton S. Robbins
	Title:	Co-Chairman and Director
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Charles S. Kwon
	Name:	Charles S. Kwon
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)