Form 10-Q
period 2022-06-30
Cohn Robbins Holdings Corp.
filed 2022-08-09
CIK 1818212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2022, there were 82,800,000 Class A ordinary shares, $0.0001 par value, and 20,700,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHN ROBBINS HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$961	$357,778
Prepaid expenses	75,301	263,404
Total Current Assets	76,262	621,182

Cash and investments held in Trust Account	829,088,974	828,424,845
TOTAL ASSETS	$829,165,236	$829,046,027

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$8,713,853	$4,587,852
Advance from related parties	228,515	140,075
Convertible promissory note - related party, at fair value	1,000,000	1,000,000
Total Current Liabilities	9,942,368	5,727,927

Warrant liabilities	17,188,533	31,978,666
PIPE derivative liability	9,899,697	—
Deferred underwriting fee payable	28,980,000	28,980,000
Total Liabilities	66,010,598	66,686,593

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 82,800,000 shares, issued and outstanding, at $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	829,088,974	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 82,800,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,070	2,070
Accumulated deficit	(65,936,406)	(65,642,636)
Total Shareholders’ Deficit	(65,934,336)	(65,640,566)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$829,165,236	$829,046,027

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$1,370,318	$650,934	$4,759,361	$1,916,651
Loss from operations	(1,370,318)	(650,934)	(4,759,361)	(1,916,651)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	435,423	11,344	664,129	163,505
Day one loss in derivative PIPE liability	—	—	(9,899,697)	—
Change in fair value of warrant liabilities	13,590,933	3,749,867	14,790,133	26,515,733
Total other income, net	14,026,356	3,761,211	5,554,565	26,679,238

Net income	$12,656,038	$3,110,277	$795,204	$24,762,587

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	82,800,000	82,800,000	82,800,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.12	$0.03	$0.01	$0.24
Basic and diluted weighted average shares outstanding of Class B ordinary shares	20,700,000	20,700,000	20,700,000	20,700,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.12	$0.03	$0.01	$0.24

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	—	$—	20,700,000	$2,070	$—	$(65,642,636)	$(65,640,566)

Net loss	—	—	—	—	—	(11,860,834)	(11,860,834)

Balance – March 31, 2022	—	$—	20,700,000	$2,070	$—	$(77,503,470)	$(77,501,400)

Accretion of Class A Ordinary Shares Subject to Redemption Amount	—	—	—	—	—	(1,088,974)	(1,088,974)

Net income	—	—	—	—	—	12,656,038	12,656,038

Balance – June 30, 2022	—	$—	20,700,000	$2,070	$—	$(65,936,406)	$(65,934,336)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020 (audited)	—	$—	20,700,000	$2,070	$—	$(101,538,946)	$(101,536,876)

Net income	—	—	—	—	—	21,652,310	21,652,310

Balance – March 31, 2021	—	$—	20,700,000	$2,070	$—	$(79,886,636)	$(79,884,566)

Net income	—	—	—	—	—	3,110,277	3,110,277

Balance – June 30, 2021	—	$—	20,700,000	$2,070	—	$(76,776,359)	$(76,774,289)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$795,204	$24,762,587
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(664,129)	(163,505)
Change in fair value of warrant liabilities	(14,790,133)	(26,515,733)
Day one loss on derivative PIPE liability	9,899,697	—
Changes in operating assets and liabilities:
Prepaid expenses	188,103	161,540
Accrued expenses	4,126,001	1,236,738
Net cash used in operating activities	(445,257)	(518,373)

Cash Flows from Financing Activities:
Advances from related party	88,440	—
Net cash provided by financing activities	88,440	—

Net decrease in Cash	(356,817)	(518,373)
Cash – Beginning	357,778	643,949
Cash – Ending	$961	$125,576

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, as well as activities in connection with the proposed acquisition of SAZKA Entertainment AG (“Sazka”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares, a loan of approximately $300,000 from the Sponsor pursuant to a note agreement, and the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced in Note 5, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of June 30, 2022 and December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000. Based on the foregoing, the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these unaudited condensed financial statements.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 11, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of September 11, 2022.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, the majority of the assets in the Trust Account were held in money market funds that primarily invest in U.S. Treasury securities at fair market value. The Company presents its investments in treasury securities on the condensed balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued amounting to $45,153,380 were charged to temporary equity. Offering costs amounting to $1,037,755 were allocated to warrant liabilities and were expensed to the unaudited condensed statements of operations.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Warrant Liabilities and PIPE liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Private Placement Warrants and the Public Warrants (collectively, the “Warrants”) in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity,” under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for both the Public Warrants and Private Placement Warrants.

The PIPE derivative is comprised of the valuation of the potential additional shares that may be issued to PIPE subscribers upon the consummation of a Business Combination. The PIPE derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$828,000,000
Less:
Proceeds allocated to fair value of Public Warrants	(18,492,000)
Class A ordinary shares issuance costs	(45,153,380)
Plus:
Accretion of carrying value to redemption value	63,645,380
Class A ordinary shares subject to possible redemption, December 31, 2021	$828,000,000
Plus:
Accretion of carrying value to redemption value	1,088,974
Class A ordinary shares subject to possible redemption, June 30, 2022	$829,088,974

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$10,124,830	$2,531,208	$2,488,222	$622,055	$636,163	$159,041	$19,810,070	$4,952,517
Denominator:
Basic and diluted weighted average shares outstanding	82,800,000	20,700,000	82,800,000	20,700,000	82,800,000	20,700,000	82,800,000	20,700,000
Basic and diluted net income per ordinary share	$0.12	$0.12	$0.03	$0.03	$0.01	$0.01	$0.24	$0.24

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815. Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. The Company evaluates the change based on the conversion price at the current market value. When recognized, changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the unaudited condensed statements of operations (see Note 5).

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments.

Recent Accounting Standards

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Amount Due to Sponsor

During the six-month period ending June 30, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheet as advances to Sponsor. The advances are non-interest bearing and are payable on demand. At June 30, 2022 and December 31, 2021, the Company had advances owed to the Sponsor in the amount of $228,515 and $140,075, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 8, 2020, to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, of such fee is included in accounts payable and accrued expenses in the condensed balance sheets, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Promissory Note

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On September 1, 2021, the Company entered into the Convertible Promissory Note. As of June 30, 2022 and December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 100% higher than the value of the warrants. No arms-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the unaudited condensed statement of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Agreement

On January 20, 2022, the Company, Sazka, Allwyn Entertainment AG, a Swiss stock corporation (Aktiengesellschaft) (“Swiss NewCo”), Allwyn US HoldCo LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Swiss NewCo (“US HoldCo”), and Allwyn Sub LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of US HoldCo (“DE Merger Sub”), entered into a Business Combination Agreement (as it may be amended from time to time, the “Business Combination Agreement”), pursuant to which the parties thereto will consummate the Transactions (as defined in the Business Combination Agreement) on the terms and subject to the conditions set forth therein, including the merger of the Company with and into DE Merger Sub, with DE Merger Sub as the surviving company in the merger (the “Merger”).

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

(i) at the Merger Effective Time (as defined in the Business Combination Agreement), (a) each share of Class A common stock, par value $0.0001 per share, of Cohn Robbins (“Cohn Robbins Class A Common Stock”) issued and outstanding immediately prior to the Merger Effective Time shall automatically be cancelled and cease to exist in exchange for the right to receive the number of newly issued shares of Class B ordinary shares, nominal value CHF 0.04 per share of Swiss NewCo (“Swiss NewCo Class B Shares”) equal to the lower of: (1) 1.4; and (2)(y)(A) the Post-Redemption Acquiror Share Number (as defined in the Business Combination Agreement), plus (B) 6,624,000, divided by (z) the Post-Redemption Acquiror Share Number (the lower of (1) and (2), the “Class B Exchange Ratio”); (c) Swiss NewCo will issue a right to acquire Swiss NewCo Class B Shares in exchange for each warrant to acquire Cohn Robbins Class A Common Stock, issued in Cohn Robbins’ initial public offering at an initial exercise price of $11.50 per share (“Cohn Robbins Warrants”), to be transferred immediately to holders of Cohn Robbins Warrants as may be adjusted pursuant to a warrant assignment, assumption and amendment agreement; and

(ii) following the Liquidations (as defined in the Business Combination Agreement), Computershare Trust Company, N.A. (the “Exchange Agent”) will contribute (a) all of the issued and outstanding capital stock of Sazka (which will have been transferred to the Exchange Agent before the Merger and held in escrow) and (b) the PIPE Investment (as defined below) (which will have been transferred to the Exchange Agent before the Merger and held in escrow) to Swiss NewCo (1) partially as equity contribution into the capital contribution reserves of Swiss NewCo and (2) partially against the KKCG Cash Consideration (as defined in the Business Combination Agreement). In return, the Exchange Agent will deliver (x) to KKCG, 2,015,069,102 Class A ordinary shares, nominal value CHF 0.01 per share of Swiss NewCo (“Swiss NewCo Class A Shares”) (which does not include the 10,000,000 Swiss NewCo Class A Shares already held by KKCG) and 185,000,000 Swiss NewCo Class B Shares (which includes 30,000,000 Swiss NewCo Class B Shares subject to certain vesting and forfeiture provisions), (y) to KKCG, the KKCG Cash Consideration and (z) to the PIPE Investors (as defined below), 353,000,000 Swiss NewCo Class B Shares, as adjusted by the Class B Exchange Ratio and/or the terms of such agreements.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

At or substantially concurrently with the Acquisition Effective Time (as defined in the Business Combination Agreement), Swiss NewCo will distribute the Available Acquiror Cash (as defined in the Business Combination Agreement) in the following order of priority: (i) first, to pay certain transaction expenses of Cohn Robbins and Sazka, (ii) second, to Primrose Holdings (Lux) S.à r.l the Primrose Cash Distribution (as defined in the Business Combination Agreement), (iii) third, to KKCG, paid as KKCG Cash Consideration, up to and until the sum of distributions made pursuant to clauses (i), (ii) and (iii) is equal to $850 million, (iv) fourth, to be retained on the balance sheet of Swiss NewCo as primary proceeds up to and until the amount retained pursuant to this clause (iv) is equal to the product of (a)(x) $850 million, less (y) Transaction Expenses (as defined in the Business Combination Agreement) payable in clause (i) multiplied by (b) the fraction 3/2, less (c) the Net Minimum Cash (as defined in the Business Combination Agreement) and (v) fifth, one-third of any remaining amount shall be retained on the balance sheet of Swiss NewCo as additional primary proceeds and two-thirds shall be distributed to KKCG.

The holders of Cohn Robbins Class A Common Stock that do not elect to redeem their shares in connection with the Business Combination will share in a pool of up to 6.62 million additional Swiss NewCo Class B Shares, to be adjusted based on the Class B Exchange Ratio (between 1.08 and 1.40) depending on the number of unredeemed shares and subject to a redemption cap of 80%. Assuming a price of $10.00 per share of Cohn Robbins Class A Common Stock at the Merger Closing (as defined in the Business Combination Agreement), each share of Cohn Robbins Class A Common Stock would receive Swiss NewCo Class B Shares with a value ranging between $10.80 (assuming no redemptions by the stockholders of Cohn Robbins (the “Cohn Robbins Stockholders”)) and $14.00 (assuming redemptions resulting in the maximum Class B Exchange Ratio and Sazka’s waiver of the minimum cash condition, as described in the Business Combination Agreement) per share.

Conditions to Closing

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the Cohn Robbins Stockholders, (ii) effectiveness of the proxy statement/prospectus on Form F-4 (the “Form F-4”) filed by Swiss NewCo on July 21, 2022 in connection with the Business Combination, (iii) receipt of certain Gaming Approvals (as defined in the Business Combination Agreement) and other regulatory approvals from regulatory authorities in the markets Sazka operates in, (iv) exemption from compliance with the Corporations Act 2001 (Commonwealth of Australia), if entering into the Business Combination Agreement or consummating the Transactions would result in a breach thereof, (v) receipt of approval for the listing of the shares of Swiss NewCo to be issued in connection with the Business Combination on the New York Stock Exchange (the “NYSE”) and (vi) the absence of any governmental order enjoining or prohibiting the consummation of Business Combination Agreement. Other conditions to Sazka’s obligations to consummate the Business Combination include, among others, (i)(a) the amount of cash or cash equivalents available in the Trust Account, after deducting the amount required to satisfy the redemption of any shares of Cohn Robbins Class A Common Stock pursuant to the redemption offer (to the extent not already paid as of immediately prior to the Acquisition Effective Time), but prior to payment of (1) any deferred underwriting commissions being held in the Trust Account and (2) any unpaid Transaction Expenses (as defined in the Business Combination Agreement), plus (b) the amount of the PIPE Investment actually received by Swiss NewCo (or other financing in connection with the Merger and the Acquisition Transfer (as defined in the Business Combination Agreement)) prior to or substantially concurrently with the Acquisition Closing (as defined in the Business Combination Agreement), is equal to or greater than $850 million; (ii) the accuracy of the representations and warranties of Cohn Robbins as of the date of the Business Combination Agreement and as of the Acquisition Closing; and (iii) the performance or compliance of each Cohn Robbins covenant in all material respects as of or prior to the Acquisition Closing. Conditions in favor of Cohn Robbins include: (i) the accuracy of the representations and warranties of the Company parties as of the date of the Business Combination Agreement and as of the Acquisition Closing; (ii) the performance or compliance of each Company party covenant in all material respects as of or prior to the Acquisition Closing; and (iii) that there shall not have occurred and be continuing a Company Material Adverse Effect (as defined in the Business Combination Agreement) after the date of the Business Combination Agreement.

Covenants

The Business Combination Agreement contains additional covenants, including, among others, providing that (i) the parties may conduct their respective businesses in the ordinary course through the Merger Closing and the Acquisition Closing, as applicable, (ii) the parties may not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Sazka is to prepare and deliver to Cohn Robbins certain audited consolidated financial statements as of and for the year ended December 31, 2020, (iv) Swiss NewCo and Cohn Robbins are to prepare, with the assistance of Sazka, and file the Form F-4 and take certain other actions to obtain the requisite approval of the Cohn Robbins Stockholders of certain proposals regarding the Business Combination and (v) the parties must use reasonable best efforts to obtain any necessary approvals from governmental agencies.

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

PIPE Subscription Agreements

On January 20, 2022, concurrently with the execution of the Business Combination Agreement, Cohn Robbins and Swiss NewCo entered into subscription agreements (the “PIPE Subscription Agreements”) with certain third-party investors (the “Third-Party PIPE Investors”) and the Sponsor (as defined below) (together with the Third-Party PIPE Investors, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, severally and not jointly, and Swiss NewCo agreed to issue and sell to such PIPE Investors, a number of Swiss NewCo Class B Shares (the “PIPE Subscribed Shares”) equal to (x) an aggregate amount of Base Shares (as defined in the PIPE Subscription Agreements) purchased at $10.00 per share, multiplied by (y)(i) in the case of the Third-Party PIPE Investors, the Class B Exchange Ratio and (ii) in the case of the Sponsor, 1.08, for aggregate gross proceeds of $353 million, in private placements to be issued substantially concurrently with the closing of the Business Combination (the “PIPE Investment”). The PIPE Investment is contingent upon, among other things, the substantially concurrent closing of the Business Combination.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

As described in the PIPE Subscription Agreements, the obligations of the parties to consummate the purchase and sale of the PIPE Subscribed Shares is conditioned upon, among other things, (i) there not being in force any judgment, order, law, rule or regulation (whether temporary, preliminary or permanent) which is then in effect and has the effect of making the consummation of the transactions contemplated thereby illegal or otherwise restraining or prohibiting consummation of the transactions contemplated thereby; (ii) there not being any suspension of the qualification of the offering or sale or trading of PIPE Subscribed Shares and there being no suspension or removal from listing of the PIPE Subscribed Shares on the stock exchange or initiation or threatening of any proceedings for any of such purposes and the PIPE Subscribed Shares having been approved for listing on the NYSE, subject to official notice of issuance; (iii) all conditions precedent to the closing of the Business Combination shall have been, or will be reasonably expected to be, satisfied or waived by the party who is the beneficiary of such condition(s) in the Business Combination Agreement; (iv) certain Swiss NewCo Class B Shares shall have been delivered to the Cohn Robbins Stockholders; (v) solely with respect to Swiss NewCo’s and Cohn Robbins’s obligations to close: (1) subject to certain exceptions described in the PIPE Subscription Agreements, the representations and warranties made by the PIPE Investors being true and correct as of the closing date set forth therein (the “PIPE Investment Closing”) and (2) each PIPE Investor having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by its applicable PIPE Subscription Agreement to be performed, satisfied or complied with by it at or prior to the PIPE Investment Closing; and (vi) solely with respect to the PIPE Investors’ obligations to close: (1) subject to certain exceptions described in the PIPE Subscription Agreements, the representations and warranties made by Cohn Robbins (in the case of third-party investors) and Swiss NewCo being true and correct as of the closing date set forth therein, (2) each of Cohn Robbins (in the case of third-party investors) and Swiss NewCo having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the PIPE Subscription Agreements to be performed, satisfied or complied with by Cohn Robbins and/or Swiss NewCo, as applicable, at or prior to the PIPE Investment Closing. In addition, solely with respect to the Third-Party PIPE Investors’ obligations to close: (a) subject to certain exceptions described in the PIPE Subscription Agreements, the terms of the Business Combination Agreement shall not have been amended or waived in a manner that would reasonably be expected to materially and adversely affect the economic benefits that the PIPE Investors would reasonably expect to receive under the PIPE Subscription Agreements and (b) there shall have been no amendment, waiver or modification to any PIPE Subscription Agreement that materially benefits any PIPE Investor unless all PIPE Investors have been offered the same benefits. The Sponsor’s PIPE Subscription Agreement (the “Insider Subscription Agreement”) includes additional provisions providing the Sponsor with certain rights in the event that certain agreements in connection with the Business Combination and/or other subscription agreements are amended, or new agreements are entered into in connection with the Business Combination.

The PIPE Subscribed Shares mentioned above include settlement provisions that could change the settlement amounts depending on the number of redemptions prior to the closing date. Since the number of redemptions is not fixed and the settlement with the investor differs from the older, this instrument is not considered indexed to the entity’s own equity and therefore should be classified as a liability and measured at fair value, with changes in fair value each period recognized in the unaudited condensed statement of operations.

The PIPE Subscription Agreements provide certain registration rights for Third-Party PIPE Investors. In particular, Swiss NewCo is required to file with the SEC, within thirty (30) calendar days after the consummation of the transactions contemplated by the Business Combination Agreement, a registration statement covering the resale of the PIPE Subscribed Shares and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) sixty (60) calendar days after the filing thereof if the SEC notifies Swiss NewCo that it will “review” the Form F-4 and (ii) the tenth (10th) business day after the date Swiss NewCo is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. Swiss NewCo must use commercially reasonable efforts to keep the registration statement effective until the earliest of: (i) three (3) years from the date of effectiveness of the registration statement; (ii) the date the Third-Party PIPE Investors no longer hold any registrable shares; and (iii) the date all registrable shares held by the Third-Party PIPE Investors may be sold without restriction under Rule 144 under the Securities Act. The PIPE Subscription Agreements also provide certain demand and piggyback rights for certain Third-Party PIPE Investors that hold more than $100 million and $75 million of PIPE Subscribed Shares, respectively. Pursuant to the Sponsor Agreement (as defined below), the Swiss NewCo Class B Shares issued to the Sponsor in the PIPE Investment will not be subject to a lock-up period.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, pursuant to the PIPE Subscription Agreements, the PIPE Investors agreed to waive any claims that they may have at the PIPE Investment Closing, or in the future, as a result of, or arising out of, the PIPE Subscription Agreements against Cohn Robbins, including with respect to the monies held in the Trust Account. The PIPE Subscription Agreements will terminate, and be of no further force and effect: (i) upon the earliest to occur of (1) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (2) the mutual written agreement of each of the parties to the PIPE Subscription Agreements and (3) sixty (60) days after the Agreement End Date (as defined in the Business Combination Agreement) if the PIPE Investment Closing has not occurred by such date and the terminating party’s breach was not the primary reason such closing failed to occur by such date or (ii) if the conditions to closing set forth in the PIPE Subscription Agreements are not satisfied or waived, or are not capable of being satisfied, on or prior to the PIPE Investment Closing and, as a result thereof, the transactions contemplated by the PIPE Subscription Agreements will not be or are not consummated by the PIPE Investment Closing.

Sponsor Agreement

On January 20, 2022, Cohn Robbins announced its entry into a Sponsor Agreement (the “Sponsor Agreement”), by and among the Sponsor, Cohn Robbins, Swiss NewCo, Clifton S. Robbins, Gary D. Cohn, Charles S. Kwon, Anne Sheehan, C. Robert Kidder, Alexander T. Robertson and Kathryn A. Hall (the “Insiders”) and Sazka, pursuant to which the Sponsor and the Insiders have agreed that, immediately prior to the consummation of the Merger (but subject to the prior satisfaction of all of the conditions to consummation of the Merger set forth in Article X of the Business Combination Agreement), the Sponsor and the Insiders shall contribute, transfer, assign, convey and deliver to Cohn Robbins all of such Sponsor’s or Insider’s right, title and interest in, to and under such Sponsor’s or Insider’s shares of Cohn Robbins Class B common stock, par value $0.0001 per share (“Cohn Robbins Class B Common Stock”) in exchange for shares of Cohn Robbins Class A Common Stock (the “Share Conversion”). In connection with the Share Conversion, (i) all 20,540,000 outstanding shares of Cohn Robbins Class B Common Stock held by the Sponsor shall be exchanged and converted into the number of shares of Cohn Robbins Class A Common Stock equal to (x) 17,253,600, divided by (y) the Class B Exchange Ratio and (ii) all 160,000 outstanding shares of Cohn Robbins Class B Common Stock held by Anne Sheehan, C. Robert Kidder, Alexander T. Robertson and Kathryn A. Hall shall be exchanged and converted into the number of shares of Cohn Robbins Class A Common Stock equal to (x) 160,000, divided by (y) the Class B Exchange Ratio.

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

Under the Sponsor Support Agreement, the Sponsor and Insiders agreed, with some exclusions, that until the termination of the Business Combination Agreement, they shall not, and shall cause their Affiliates (as defined under the Sponsor Support Agreement) not to, without the prior written consent of Cohn Robbins and Sazka: (i) offer for sale, sell (including short sales), transfer, tender, pledge, convert, encumber, assign or otherwise dispose of, directly or indirectly (including by gift, merger, tendering into any tender offer or exchange offer) (collectively, a “Transfer”), or enter into any contract, option, derivative, hedging or other agreement or arrangement or understanding (including any profit-sharing arrangement) with respect to, or consent to, a Transfer of, any or all of their Cohn Robbins shares; (ii) grant any proxies or powers of attorney with respect to any or all of their Cohn Robbins shares held by them (except in connection with voting by proxy at a meeting of shareholders of Cohn Robbins as contemplated in Business Combination Agreement); or (iii) permit to exist any mortgage, pledge, security interest, encumbrance, lien, license or sub-license, charge or other similar encumbrance or interest (including, in the case of any equity securities, any voting, transfer or similar restrictions) with respect to any or all of their Cohn Robbins shares other than those created by Sponsor Support Agreement.

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

Transfer Restrictions and Registration Rights

The Business Combination Agreement contemplates that, at the Acquisition Closing, Swiss NewCo, the Cohn Robbins Class B Common Stock holders, the Sazka shareholders and certain of their respective affiliates will enter into a registration rights agreement, pursuant to which Swiss NewCo will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain Swiss NewCo Class B Shares and other equity securities of Swiss NewCo that are held by the parties thereto from time to time.

The Business Combination Agreement contemplates that, at the Acquisition Closing, Swiss NewCo and certain persons who will be shareholders of Swiss NewCo after the Acquisition Closing will enter into a Relationship Agreement (the “Relationship Agreement”). The Relationship Agreement provides for certain events that would trigger the transfer and sale of Swiss NewCo Class A Shares held by KKCG to Swiss NewCo. The Relationship Agreement also provides for certain transfer restrictions and vesting provisions in relation to the 30,000,000 Swiss NewCo Class B Shares (the “Earnout Shares”) received by KKCG in connection with the Acquisition Closing. Under the Relationship Agreement, among other things (i) if, at any time during the seven (7) years following the date on which the Acquisition Closing occurs (the “Acquisition Closing Date”) (the “Measurement Period”), the VWAP (as defined in the Relationship Agreement) of Swiss NewCo Class B Shares is greater than USD 12.00 for any twenty (20) Trading Days (as defined in the Relationship Agreement) within a period of thirty (30) consecutive Trading Days (the date when the foregoing is first satisfied, the “First Earnout Achievement Date”), then 15,000,000 of the unvested Earnout Shares owned by KKCG shall vest on the First Earnout Achievement Date and (ii) if, at any time during the Measurement Period, the VWAP of Swiss NewCo Class B Shares is greater than USD 14.00 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days (the date when the foregoing is first satisfied, the “Second Earnout Achievement Date”), then 15,000,000 of the unvested Earnout Shares owned by KKCG shall vest on the Second Earnout Achievement Date.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, 82,800,000 shares of Class A ordinary shares issued and outstanding were ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 20,700,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 27,600,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2022 and December 31, 2021, there were 12,373,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company assessed the implications of ASU 2016-13 and determined there is no impact to the carrying value of its securities held in the Trust Account.

At June 30, 2022, assets held in the Trust Account were comprised of $829,088,974 in money market funds that primarily invest in U.S. Treasury securities at fair market value. During the three and six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $828,424,845 in cash and money market funds, which primarily invest in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments – U.S Treasury Securities Money Market Fund	1	$829,088,974	$828,424,845

Liabilities:
Warrant liabilities – Public Warrants	1	$11,868,000	$22,080,000
Warrant liabilities – Private Placement Warrants	2	$5,320,533	$9,898,666
PIPE derivative liability – Additional Shares	3	$9,899,697	—

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the unaudited condensed statements of operations.

At December 31, 2021, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs before being actively traded on the market and are classified as Level 1 as of December 31, 2021.

The following table presents the changes in the fair value of Level 3 warrant liabilities at June 30, 2021:

Private Placement
Fair value as of January 1, 2021	$24,004,266
Change in fair value	(8,413,866)
Fair value as of March 31, 2021	$15,590,400
Change in fair value	(989,867)
Transfer to Level 2	(14,600,533)
Fair value as of June 30, 2021	$-

The PIPE derivative was accounted for as a liability in accordance with ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and are presented within current liabilities on the balance sheet as of June 30, 2022. The PIPE derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the unaudited condensed statement of operations. The PIPE derivatives are valued by using the following inputs:

Input	January 20, 2022 (Initial Measurement)
Exchange Ratio	113.4%
Variable bonus shares	1,649,950
Per Share Price	$10.00

The following table presents the changes in the fair value of the PIPE derivative liability at June 30, 2022:

PIPE Derivative Liability
Fair value as of January 1, 2022	$—
Initial Fair Value as of January 20, 2022	9,899,697
Fair value as of March 31, 2022	$9,899,697
Changes in Fair Value	—
Fair value as of June 30, 2022	$9,899,697

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Cohn Robbins Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cohn Robbins Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs as well as assumptions made by, and based on information currently available to, our management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s (i) Annual Report on Form 10-K filed with the SEC on March 1, 2022 and (ii) Quarterly Report on Form 10-Q/A filed with the SEC on May 11, 2022. For risk factors related to the proposed Business Combination, see the Risk Factors section set forth in the Form F-4. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on July 13, 2020 formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

As previously disclosed, on January 20, 2022, the Company entered into the Business Combination Agreement. For more information about the Business Combination Agreement and the transactions contemplated thereby (including any ancillary agreements entered into in connection therewith), please see (i) the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2022, (ii) the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2022 and (iii) the Form F-4 (as may be amended from time to time).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $12,656,038, which consists of change in fair value of warrant liabilities of $13,590,933 and interest income on cash and marketable securities held in the Trust Account of $435,423, offset by the general and administrative expenses of $1,370,318.

For the six months ended June 30, 2022, we had net income of $795,204, which consists of change in fair value of warrant liabilities of $14,790,133 and interest income on cash and marketable securities held in the Trust Account of $664,129, offset by the general and administrative expenses of $4,759,361 and change in fair value of the Day one loss in derivative PIPE liability of $9,899,697.

For the three months ended June 30, 2021, we had net income of $3,110,277, which consists of the change in fair value of warrant liabilities of $3,749,867, and interest income on cash and marketable securities held in the Trust Account of $11,344, offset by general and administrative expenses of $650,934.

For the six months ended June 30, 2021, we had net income of $24,762,587, which consists of the change in fair value of warrant liabilities of $26,515.733, and interest income on cash and marketable securities held in the Trust Account of $163,505, offset by general and administrative expenses of $1,916,651.

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

For the six months ended June 30, 2022, cash used in operating activities was $445,257. Net income of $795,204, was affected by interest earned on cash and marketable securities held in the Trust Account of $664,129 and a non-cash charge for the change in fair value of warrant liabilities of $14,790,133 and change in fair value of the Day one loss in derivative PIPE liability of $9,899,697. Changes in operating assets and liabilities provided $4,314,104 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $518,373. Net income of $24,762,587 was affected by the interest earned on cash and marketable securities held in the Trust Account of $163,505 and a non-cash charge for the change in fair value of warrant liabilities of $26,515,733. Changes in operating assets and liabilities provided $1,398,278 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $829,088,974 consisting of money market funds, which invest in money market funds that primarily invest in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $961. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 11, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 11, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of September 11, 2022.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Warrant Liabilities and PIPE liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815. The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity,” under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Modified Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for both the Public Warrants and Private Placement Warrants.

The PIPE derivative is comprised of the valuation of the potential additional shares that may be issued to PIPE subscribers upon the consummation of Business Combination. The PIPE derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the statements of operations. The fair value of the derivative liability is discussed in Note 9.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation of the material weakness discussed below, which was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 and Quarterly Report on Form 10-Q/A filed with the SEC on May 11, 2022, We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For risk factors related to the proposed Business Combination, see the “Risk Factors” section in the Form F-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

COHN ROBBINS HOLDINGS CORP.

Date: August 9, 2022	By:	/s/ Clifton S. Robbins
	Name:	Clifton S. Robbins
	Title:	Co-Chairman and Director
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Charles S. Kwon
	Name:	Charles S. Kwon
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)