Form 10-Q
period 2022-09-30
Cohn Robbins Holdings Corp.
filed 2022-11-23
CIK 1818212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 23, 2022, there were 7,460,251 Class A ordinary shares, $0.0001 par value, and 20,700,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHN ROBBINS HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$540	$357,778
Prepaid expenses	9,450	263,404
Total Current Assets	9,990	621,182

Cash and investments held in Trust Account	74,951,728	828,424,845
TOTAL ASSETS	$74,961,718	$829,046,027

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,832,069	$4,587,852
Advance from related parties	264,795	140,075
Convertible promissory note - related party, at fair value	1,000,000	1,000,000
Total Current Liabilities	4,096,864	5,727,927

Warrant liabilities	911,392	31,978,666
Deferred underwriting fee payable	—	28,980,000
Total Liabilities	5,008,256	66,686,593

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 7,460,251 and 82,800,000 shares, issued and outstanding, at approximately $10.05 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	74,951,728	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 7,460,251 and 82,800,000 shares subject to possible redemption, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,700,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	2,070	2,070
Accumulated deficit	(5,000,336)	(65,642,636)
Total Shareholders’ Deficit	(4,998,266)	(65,640,566)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$74,961,718	$829,046,027

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$1,826,988	$946,641	$6,586,349	$2,863,292
Loss from operations	(1,826,988)	(946,641)	(6,586,349)	(2,863,292)

Other income:
Gain on Extinguishment of Accrued Expenses	7,606,220	—	7,606,220	—
Gain on Extinguishment of Underwriter’s Payable	28,980,000	—	28,980,000	—
Interest earned on cash and marketable securities held in Trust Account	2,786,937	12,727	3,451,066	176,232
Change in fair value of derivative PIPE liability	9,899,697	—	—	—
Change in fair value of warrant liabilities	16,277,141	10,792,800	31,067,274	37,308,533
Total other income	65,549,995	10,805,527	71,104,560	37,484,765

Net income	$63,723,007	$9,858,886	$64,518,211	$34,621,473

Basic and diluted weighted average shares outstanding of Class A ordinary shares	61,508,332	82,800,000	75,624,786	82,800,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.78	$0.10	$0.67	$0.33
Basic and diluted weighted average shares outstanding of Class B ordinary shares	20,700,000	20,700,000	20,700,000	20,700,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.78	$0.10	$0.67	$0.33

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	—	$—	20,700,000	$2,070	$—	$(65,642,636)	$(65,640,566)

Net loss	—	—	—	—	—	(11,860,834)	(11,860,834)

Balance – March 31, 2022	—	—	20,700,000	2,070	$—	(77,503,470)	(77,501,400)

Accretion of Class A Ordinary Shares Subject to Redemption Amount	—	—	—	—	—	(1,088,974)	(1,088,974)

Net income	—	—	—	—	—	12,656,038	12,656,038

Balance – June 30, 2022	—	—	20,700,000	2,070	—	(65,936,406)	(65,934,336)

Accretion of Class A Ordinary Shares Subject to Redemption Amount	—	—	—	—	—	(2,786,937)	(2,786,937)

Net income	—	—	—	—	—	63,723,007	63,723,007

Balance – September 30, 2022	—	$—	20,700,000	$2,070	$—	$(5,000,336)	$(4,998,266)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020 (audited)	—	$—	20,700,000	$2,070	$—	$(101,538,946)	$(101,536,876)

Net income	—	—	—	—	—	21,652,310	21,652,310

Balance – March 31, 2021	—	—	20,700,000	2,070	$—	(79,886,636)	$(79,884,566)

Net income	—	—	—	—	—	3,110,277	3,110,277

Balance – June 30, 2021	—	—	20,700,000	2,070	$—	(76,776,359)	$(76,774,289)

Net income	—	—	—	—	—	9,858,886	9,858,886

Balance – September 30, 2021	—	$—	20,700,000	$2,070	$—	$(66,917,473)	$(66,915,403)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

COHN ROBBINS HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$64,518,211	$34,621,473
Adjustments to reconcile net income to net cash used in operating activities:
Extinguishment for Underwriters payable	(28,980,000)	—
Interest earned on cash and marketable securities held in Trust Account	(3,451,066)	(176,232)
Change in fair value of warrant liabilities	(31,067,274)	(37,308,533)
Changes in operating assets and liabilities:
Prepaid expenses	253,954	232,225
Accrued expenses	(1,755,783)	1,596,824
Net cash used in operating activities	(481,958)	(1,034,243)

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account in connection with redemption	756,924,183	—
Net cash provided by financing activities	756,924,183	—

Cash Flows from Financing Activities:
Advances from related party	124,720	140,075
Redemption of ordinary shares	(756,924,183)	—
Proceeds from Convertible Promissory Note – related party	—	357,448
Net cash (used in) provided by financing activities	(756,799,463)	497,523

Net decrease in Cash	(357,238)	(536,720)
Cash – Beginning of year	357,778	643,949
Cash – Ending of year	$540	$107,229

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, as well as activities in connection with the proposed acquisition of SAZKA Entertainment AG (“Sazka”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on September 11, 2020, an amount of $828,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: the completion of a Business Combination and the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either in connection with a general meeting called to approve the Business Combination or by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

In connection with the proposal approved by the Company’s shareholders on September 7, 2022, to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which is referred to as the Company’s “initial business combination,” cease its operations except for the purpose of winding up if it fails to complete such initial business combination and (iii) redeem all of the Class A Shares, included as part of the units sold in the Company’s initial public offering that was consummated on September 11, 2020, from September 11, 2022, to December 11, 2022 (the “Combination Period”). Shareholders elected to redeem an aggregate of 75,339,749 Class A ordinary shares, par value $0.0001 per share of the Company, representing approximately 91.0% of the issued and outstanding Class A Shares.

If the Company has not completed a Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company will not complete a Business Combination by December 11, 2022 and so it will liquidate and subsequently dissolve in accordance with the provisions of its Amended and Restated Articles of Association and will redeem all Public Shares, at a per-share redemption price of approximately $10.04. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

Termination of Business Combination Agreement

The Company entered into a business combination agreement, dated January 20, 2022 (as amended by the Amendment to the Business Combination Agreement, dated as of August 29, 2022), by and among the Company, Allwyn AG, a Swiss stock corporation, Allwyn Entertainment AG, a Swiss stock corporation, Allwyn US HoldCo LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Swiss NewCo, and Allwyn Sub LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of US HoldCo. The Company entered into a Sponsor Agreement, Sponsor Support Agreement, Shareholder Support Agreement, Apollo Side Letter & PIPE Subscription Agreement on January 20, 2022, as part of the Business combination agreement, all the agreements were contingent on the consummation of a business combination (the “ancillary agreements”.)

In pursuit of our financing and acquisition plans, including the proposed Business Combination with Allwyn, the Company has entered into various agreements to pay certain fees to vendors or service providers with payment due at, and conditioned upon, the closing of a Business Combination. The Company anticipates that it is reasonably possible that one or more of these vendors or service providers may assert a claim against the Company and that there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain and have not been accrued for as of September 30, 2022.

On September 23, 2022, the Company and Allwyn entered into a Termination Agreement (the “Termination Agreement”) by which the Company and Allwyn irrevocably agree and consent to terminate the Business Combination Agreement pursuant to Section 11.1(a) of the Business Combination Agreement, with such termination, for the avoidance of doubt, having the effect set forth in Section 11.2 of the Business Combination Agreement, as disclosed in a Current Report on Form 8-K filed with the SEC on September 27, 2022.

Liquidity and Going Concern

The accompanying unaudited condensed interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares, a loan of approximately $300,000 from the Sponsor pursuant to a note agreement, and the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On September 1, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced in Note 5, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,000,000 (the “Convertible Promissory Note”). As of September 30, 2022 and December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 11, 2022 to consummate a Business Combination. An initial business combination will not be consummated by December 11, 2022 so there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of December 11, 2022.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 1, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Use of Estimates

The preparation of the unaudited condensed interim financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these unaudited condensed interim financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

At September 30, 2022, the majority of the assets in the Trust Account were held in Cash. At December 31, 2021, the majority of the assets in the Trust Account were held in money market funds that primarily invest in U.S. Treasury securities at fair market value. The Company presents its investments in money market funds on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

The PIPE derivative is comprised of the valuation of the potential additional shares that may be issued to PIPE subscribers upon the consummation of a Business Combination. The PIPE derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the unaudited condensed statements of operations. As of September 23, 2022, the Company has terminated its Business Combination Agreement and PIPE agreement (see Note 6.)

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

In connection with the proposal approved by the Company’s shareholders on September 7, 2022, to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which is referred to as the Company’s “initial business combination,” cease its operations except for the purpose of winding up if it fails to complete such initial business combination and redeem all of the Class A Shares, included as part of the units sold in the Company’s initial public offering that was consummated on September 11, 2020, from September 11, 2022, to December 11, 2022, Shareholders elected to redeem an aggregate of 75,339,749 Class A ordinary shares, par value $0.0001 per share of the Company, representing approximately 91.0% of the issued and outstanding Class A Shares.

Accordingly, at September 30, 2022 and December 31, 2021, the 7,460,251 and 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$828,000,000
Less:
Proceeds allocated to fair value of Public Warrants	(18,492,000)
Class A ordinary shares issuance costs	(45,153,380)
Plus:
Accretion of carrying value to redemption value	63,645,380
Class A ordinary shares subject to possible redemption, December 31, 2021	$828,000,000
Plus:
Accretion of carrying value to redemption value	3,875,911
Less:
Redemption	(756,924,183)
Class A ordinary shares subject to possible redemption, September 30, 2022	$74,951,728

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 39,973,333 shares of Class A ordinary shares in the calculation of diluted income per share, since the exercise price of the warrants is greater than the average market price for the period and therefore, the inclusion of such warrants under the treasury share method would be anti-dilutive. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$47,677,599	$16,045,408	$7,887,109	$1,971,777	$50,653,379	$13,864,832	$27,697,178	$6,924,295
Denominator:
Basic and diluted weighted average shares outstanding	61,508,332	20,700,000	82,800,000	20,700,000	75,624,786	20,700,000	82,800,000	20,700,000
Basic and diluted net income per ordinary share	$0.78	$0.78	$0.10	$0.10	$0.67	$0.67	$0.33	$0.33

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments.

Recent Accounting Standards

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed interim financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed interim financial statements.

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

Amount Due to Sponsor

During the nine-month period ending September 30, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheet as advances to Sponsor. The advances are non-interest bearing and are payable on demand. At September 30, 2022 and December 31, 2021, the Company had advances owed to the Sponsor in the amount of $264,795 and $140,075, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 8, 2020, to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, of such fee is included in accounts payable and accrued expenses in the condensed balance sheets, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively.

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

On September 1, 2021, the Company entered into the Convertible Promissory Note. As of September 30, 2022 and December 31, 2021, the outstanding principal balance under the Working Capital Loan amounted to an aggregate of $1,000,000. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 100% higher than the value of the warrants. No arms-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the unaudited condensed statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

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

Because the Company will not consummate a Business Combination, the underwriters forfeit any rights or claims to the deferred underwriting commission and  the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation. As a result, the Company recognized $28,980,000 of income in relation to the reduction of the deferred underwriter fee in the accompanying unaudited condensed interim financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $0 and $28,980,000, respectively.

Termination of Business Combination Agreement

As previously disclosed, the Company entered into a business combination agreement, dated January 20, 2022 (as amended by the Amendment to the Business Combination Agreement, dated as of August 29, 2022), by and among the Company, Allwyn AG, a Swiss stock corporation, Allwyn Entertainment AG, a Swiss stock corporation, Allwyn US HoldCo LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Swiss NewCo, and Allwyn Sub LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of US HoldCo. The Company entered into a Sponsor Agreement, Sponsor Support Agreement, Shareholder Support Agreement, Apollo Side Letter & PIPE Subscription Agreement on January 20, 2022, as part of the Business combination agreement, all the agreements were contingent on the consummation of a business combination (the “ancillary agreements”.)

In pursuit of our financing and acquisition plans, including the proposed Business Combination with Allwyn, the Company has entered into various agreements to pay certain fees to vendors or service providers with payment due at, and conditioned upon, the closing of a Business Combination. The Company anticipates that it is reasonably possible that one or more of these vendors or service providers may assert a claim against the Company and that there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain and have not been accrued for as of September 30, 2022.

On September 23, 2022 the Company and Allwyn entered into a Termination Agreement by which the Company and Allwyn irrevocably agree and consent to terminate the Business Combination Agreement, and all ancillary agreements, pursuant to Section 11.1(a) of the Business Combination Agreement. The Company recorded a gain on non-cash extinguishment of the PIPE agreement for the three-months and nine-months ended September 30, 2022 of $9,899,697 and $0, respectively.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 there were 7,460,251 Class A ordinary shares issued and outstanding net of 75,339,749 Class A ordinary shares redeemed, and at December 31, 2021 there were 82,800,000 shares of Class A ordinary shares issued and outstanding were ordinary shares subject to possible redemption which are presented as temporary equity, which are included as temporary equity on the accompanying condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 20,700,000 Class B ordinary shares issued and outstanding.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 27,600,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

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

At September 30, 2022 and December 31, 2021, there were 12,373,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $74,951,728 in a trust account. During the three and nine months ended September 30, 2022, the Company withdrew an amount of $756,924,183 in connection with a redemption from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $828,424,845 in cash and money market funds, which primarily invest in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.

COHN ROBBINS HOLDINGS CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Trust Account	1	$74,951,728	$828,424,845

Liabilities:
Warrant liabilities – Public Warrants	1	$629,280	$22,080,000
Warrant liabilities – Private Placement Warrants	2	$282,112	$9,898,666

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

The following table presents the changes in the fair value of Level 3 warrant liabilities at September 30, 2021:

Private Placement
Fair value as of January 1, 2021	$24,004,266
Change in fair value	(9,403,733)
Transfer to Level 2	(14,600,533)
Fair value as of September 30, 2021	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed interim financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

On November 10, 2022, the New York Stock Exchange (“NYSE”) issued a press release announcing that the staff of NYSE Regulation determined to suspend trading immediately and commence proceedings to delist the Class A ordinary shares, warrants and units (collectively, the “Company Securities”) of the Company because the Company is not in compliance with the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000. On November 10, 2022, the NYSE notified the Company in writing of the determination to suspend trading and commence proceedings. The Company has the right to a review of NYSE Regulation’s determination by a Committee of the Board of Directors of the NYSE, and the NYSE will apply to the SEC to delist the Company Securities upon completion of all application procedures, including any appeal by the Company of NYSE Regulation’s determination. The Company will consider all of its options, including its option to pursue a review, in responding to the NYSE notification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Cohn Robbins Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cohn Robbins Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs as well as assumptions made by, and based on information currently available to, our management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022 and Quarterly Report on Form 10-Q/A filed with the SEC on May 11, 2022. For risk factors related to the proposed Business Combination, see the Risk Factors section set forth in the Form F-4. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on July 13, 2020 formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

Recent Developments

As previously disclosed, on January 20, 2022, the Company entered into the Business Combination Agreement. For more information about the Business Combination Agreement and the transactions contemplated thereby (including any ancillary agreements entered into in connection therewith), please see the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2022, the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2022 and the Form F-4 (as may be amended from time to time).

On August 29, 2022, the company entered into an Amendment to the Business Combination Agreement with Allwyn, Swiss NewCo, US HoldCo and DE Merger Sub. The BCA Amendment amended the terms of the Existing Business Combination Agreement by lowering the maximum Class B Exchange Ratio from 1.40 to 1.13, lowering the Acquiror Transaction Expenses Cap from $75 million to $55 million and (iii) designating Gary D. Cohn as the Acquiror Nominee that will serve on the Swiss NewCo Board.

On August 29, 2022, Cohn Robbins entered into an Amendment to the Subscription Agreement with Swiss NewCo and the Sponsor. The Sponsor Subscription Agreement Amendment amended the terms of the Existing Sponsor Subscription Agreement by modifying the number of Swiss NewCo Class B Shares to be purchased by the Sponsor by modifying the multiplier of Base Shares from 1.08 to the Class B Exchange Ratio.

On September 7, 2022, the Company also held an extraordinary Business Combination Meeting virtually via live webcast and in person, at which holders of 48,292,833 Class A Shares, and 20,700,000 Class B Shares, were present in person or by proxy, representing approximately 66.5% of the voting power of the 103,500,000 issued and outstanding ordinary shares of the Company, comprised of 82,800,000 Class A Shares and 20,700,00 Class B Shares, entitled to vote at the Business Combination Meeting at the close of business on August 15, 2022, which was the record date (the “Business Combination Record Date”) for the Business Combination Meeting. The Company’s shareholders of record as of the close of business on the Business Combination Record Date are referred to herein as “Business Combination Shareholders.”

On September 23, 2022, the Company and Allwyn entered into a Termination Agreement by which the Company and Allwyn irrevocably agree and consent to terminate the Business Combination Agreement pursuant to Section 11.1(a) of the Business Combination Agreement, with such termination, for the avoidance of doubt, having the effect set forth in Section 11.2 of the Business Combination Agreement.

The Company will not complete an initial business combination by December 11, 2022, and so it will liquidate and subsequently dissolve in accordance with the provisions of its Amended and Restated Articles of Association and will redeem all Public Shares, at a per-share redemption price of approximately $10.04. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $63,723,007, which consists of a gain on accrual write off of $7,606,220, change in fair value of derivative pipe liability of $9,899,697, gain on extinguishment of underwriter’s payable of $28,980,000, change in fair value of warrant liabilities of $16,277,141, interest income on cash and marketable securities held in the Trust Account of $2,786,937, offset by general and administrative expenses of $1,826,988.

For the nine months ended September 30, 2022, we had net income of $64,518,211, which consists of a gain on accrual write off of $7,606,220, gain on extinguishment of underwriter’s payable of $28,980,000, change in fair value of warrant liabilities of $31,067,274 and interest income on cash and marketable securities held in the Trust Account of $3,451,066, offset by the general and administrative expenses of $6,586,349.

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

Liquidity and Going Concern

We incurred significant costs in pursuit of our financing and acquisition plans, including the proposed Business Combination with Allwyn. As of September 30, 2022, we had approximately $540 in cash held outside Trust Account and a working capital deficit of $4.1 million. All remaining cash and securities were held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 11, 2022 to consummate a Business Combination. An initial business combination will not be consummated by December 11, 2022 so there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of December 11, 2022.

In connection with the proposal approved by the Company’s shareholders on September 7, 2022, to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which is referred to as the Company’s “initial business combination,” cease its operations except for the purpose of winding up if it fails to complete such initial business combination and redeem all of the Class A Shares, included as part of the units sold in the Company’s initial public offering that was consummated on September 11, 2020, from September 11, 2022, to December 11, 2022, Shareholders elected to redeem an aggregate of 75,339,749 Class A ordinary shares, par value $0.0001 per share of the Company, representing approximately 91.0% of the issued and outstanding Class A Shares.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $16,560,000 in the aggregate. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $28,980,000 in the aggregate. On September 30, 2022, Credit Suisse agreed to waive its entitlement to the deferred underwriting commission of $28,980,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company recognized $28,980,000 of income in relation to the reduction of the deferred underwriter fee in the unaudited condensed interim financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $0 and $28,980,000, respectively.

Critical Accounting Policies

The preparation of unaudited condensed interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

The PIPE derivative is comprised of the valuation of the potential additional shares that may be issued to PIPE subscribers upon the consummation of Business Combination. The PIPE derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the statements of operations. As stated in Note 6, as of September 23, 2022 and termination of the Business Combination Agreement and PIPE Subscription Agreement, the Company recorded a gain on non-cash extinguishment of the PIPE agreement for the three-months and nine-months ended September 30, 2022 of $9,899,697 and $0, respectively.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation of the material weakness discussed below, which was remediated during the quarter ended September 30, 2022.

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

COHN ROBBINS HOLDINGS CORP.

Date: November 23, 2022	By:	/s/ Clifton S. Robbins
	Name:	Clifton S. Robbins
	Title:	Co-Chairman and Director
(Principal Executive Officer)

Date: November 23, 2022	By:	/s/ Charles S. Kwon
	Name:	Charles S. Kwon
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)